Form 10-Q
period 2008-12-27
BERRY IOWA CORP; CARDINAL PACKAGING INC; CPI HOLDING CORP; POLY SEAL CORP; SUN COAST INDUSTRIES INC /DE/; BERRY PLASTICS CORP; SAFFRON ACQUISITION CORP; BERRY STERLING CORP; PACKERWARE CORP; BERRY PLASTICS DESIGN CORP
filed 2009-02-09
CIK 919467, 1093665, 1093666, 79401, 319129, 919465, 1054090, 1075619, 1075620, 1075621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2008
or
[   ]            Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from___________________to__________________

Commission File Number 333-138380
BERRY PLASTICS CORPORATION
(f/k/a Berry Plastics Holding Corporation)
(Exact name of registrant as specified in its charter)
Delaware	35-1814673
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

SEE TABLE OF ADDITIONAL REGISTRANT GUARANTORS

Registrant’s telephone number, including area code:  (812) 424-2904

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrants:  (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [     ]         Accelerated filer  [     ]            Non-accelerated filer [  X  ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of February 8, 2009, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

Table of Additional Registrant Guarantors
Exact Name	Jurisdiction of Organization	Primary Standard Industrial Classification Code Number	I.R.S. Employer Identification No.	Name, Address and Telephone Number of Principal Executive Offices
Aerocon, LLC	Delaware	3089	35-1948748	(a)
Berry Iowa, LLC	Delaware	3089	42-1382173	(a)
Berry Plastics Design, LLC	Delaware	3089	62-1689708	(a)
Berry Plastics Technical Services, Inc.	Delaware	3089	57-1029638	(a)
Berry Sterling Corporation	Delaware	3089	54-1749681	(a)
CPI Holding Corporation	Delaware	3089	34-1820303	(a)
Knight Plastics, Inc.	Delaware	3089	35-2056610	(a)
Packerware Corporation	Delaware	3089	48-0759852	(a)
Pescor, Inc.	Delaware	3089	74-3002028	(a)
Poly-Seal, LLC	Delaware	3089	52-0892112	(a)
Venture Packaging, Inc.	Delaware	3089	51-0368479	(a)
Venture Packaging Midwest, Inc.	Delaware	3089	34-1809003	(a)
Berry Plastics Acquisition Corporation III	Delaware	3089	37-1445502	(a)
Berry Plastics Opco, Inc.	Delaware	3089	30-0120989	(a)
Berry Plastics Acquisition Corporation V	Delaware	3089	36-4509933	(a)
Berry Plastics Acquisition Corporation VIII	Delaware	3089	32-0036809	(a)
Berry Plastics Acquisition Corporation IX	Delaware	3089	35-2184302	(a)
Berry Plastics Acquisition Corporation X	Delaware	3089	35-2184301	(a)
Berry Plastics Acquisition Corporation XI	Delaware	3089	35-2184300	(a)
Berry Plastics Acquisition Corporation XII	Delaware	3089	35-2184299	(a)
Berry Plastics Acquisition Corporation XIII	Delaware	3089	35-2184298	(a)
Berry Plastics Acquisition Corporation XV, LLC	Delaware	3089	35-2184293	(a)
Kerr Group, LLC	Delaware	3089	95-0898810	(a)
Saffron Acquisition, LLC	Delaware	3089	94-3293114	(a)
Setco, LLC	Delaware	3089	56-2374074	(a)
Sun Coast Industries, LLC	Delaware	3089	59-1952968	(a)
Tubed Products, LLC	Delaware	3089	56-2374082	(a)
Cardinal Packaging, Inc.	Ohio	3089	34-1396561	(a)
Landis Plastics, LLC	Delaware	3089	36-2471333	(a)
Covalence Specialty Adhesives LLC	Delaware	2672	20-4104683	(a)
Covalence Specialty Coatings LLC	Delaware	2672	20-4104683	(a)
Caplas LLC	Delaware	3089	20-3888603	(a)
Caplas Neptune, LLC	Delaware	3089	20-5557864	(a)
Captive Holdings, Inc.	Delaware	3089	20-1290475	(a)
Captive Plastics, Inc.	New Jersey	3089	22-1890735	(a)
Grafco Industries Limited Partnership	Maryland	3089	52-1729327	(a)
Rollpak Acquisition Corporation	Indiana	3089	03-0512845	(a)
Rollpak Corporation	Indiana	3089	35-1582626	(a)

(a)  101 Oakley Street, Evansville, IN 47710

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements," within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  The forward-looking statements include, in particular, statements about our plans, strategies and prospects under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations".  You can identify certain forward-looking statements by our use of forward-looking terminology such as, but not limited to, "believes," "expects," "anticipates," "estimates," "intends," "plans," "targets," "likely," "will," "would," "could" and similar expressions that identify forward-looking statements.  All forward-looking statements involve risks and uncertainties.  Many risks and uncertainties are inherent in our industry and markets. Others are more specific to our operations.  The occurrence of the events described and the achievement of the expected results depend on many events, some or all of which are not predictable or within our control.  Actual results may differ materially from the forward-looking statements contained in this Form 10-Q.  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

•	changes in prices and availability of resin and other raw materials and our ability to pass on changes in raw material prices on a timely basis;
•	catastrophic loss of one of our key manufacturing facilities;
•	risks related to our acquisition strategy and integration of acquired businesses;
•	risks associated with our substantial indebtedness and debt service;
•	risks related to disruptions in the overall economy and the financial markets may adversely impact our business;
•	performance of our business and future operating results;
•	risks of competition, including foreign competition, in our existing and future markets;
•	reliance on unpatented know-how and trade secrets
•	general business and economic conditions, particularly an economic downturn;
•	increases in the cost of compliance with laws and regulations, including environmental laws and regulations; and
•	the other factors discussed in our Form 10-K for the fiscal year ended September 27, 2008 in the section titled “Risk Factors.”

Readers should carefully review the factors discussed in our Form 10-K for the fiscal year ended September 27, 2008 in the section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission and should not place undue reliance on our forward-looking statements.  We undertake no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

AVAILABLE INFORMATION

We make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments, if any, to those reports through our Internet website as soon as practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.  Our internet address is www.berryplastics.com.  The information contained on our website is not being incorporated herein.

Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended December 27, 2008

Back to Index

Part 1.   Financial Information
Item 1.   Financial Statements

Berry Plastics Corporation
Consolidated Balance Sheets
 (In Millions of Dollars)

	December 7, 2008	September 27, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$170.6	$189.7
Accounts receivable (less allowance for doubtful accounts of $10.4 at December 27, 2008 and $12.1 at September 27, 2008)	350.5	422.5
Inventories, net:
Finished goods	284.6	306.1
Raw materials and work in process	146.2	194.2
	430.8	500.3
Deferred income taxes	35.3	35.3
Prepaid expenses and other current assets	46.4	49.3
Total current assets	1,033.6	1,197.1

Property and equipment:
Land	40.0	39.1
Buildings and improvements	164.1	165.3
Equipment and construction in progress	1,015.5	978.5
	1,219.6	1,182.9
Less accumulated depreciation	356.1	320.1
	863.5	862.8

Goodwill, intangible assets and deferred costs	2,625.9	2,662.2
Other assets	1.9	2.0
	2,627.8	2,664.2
Total assets	$4,524.9	$4,724.1

Back to Index

Berry Plastics Corporation
Consolidated Balance Sheets (continued)
(In Millions of Dollars)

	December 27, 2008	September 27, 2008
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$192.4	$253.8
Accrued expenses and other current liabilities	201.9	206.6
Current portion of long-term debt	23.1	21.4
Total current liabilities	417.4	481.8

Long-term debt, less current portion	3,498.5	3,578.2
Deferred income taxes	190.8	212.3
Other long-term liabilities	116.3	99.9
Total liabilities	4,223.0	4,372.2

Commitments and contingencies

Stockholders' equity:
Parent Company Investment, net	628.3	617.2
Accumulated deficit	(282.4)	(253.0)
Accumulated other comprehensive loss	(44.0)	(12.3)
Total stockholders’ equity	301.9	351.9
Total liabilities and stockholders’ equity	$4,524.9	$4,724.1

See notes to consolidated financial statements.

Back to Index

Berry Plastics Corporation
Consolidated Statements of Operations
(Unaudited)
 (In Millions of Dollars)

	Thirteen Weeks Ended
	December 27, 2008	December 29, 2007
Net sales	$865.0	$762.7
Cost of goods sold	738.1	653.9
Gross profit	126.9	108.8

Operating expenses:
Selling, general and administrative	89.5	81.8
Restructuring and impairment charges, net	0.6	3.5
Other operating expenses	5.2	13.0
Operating income	31.6	10.5

Other expense	6.6	—
Interest expense, net	70.2	61.5
Loss before income taxes	(45.2)	(51.0)
Income tax benefit	(15.8)	(19.7)
Net loss	$(29.4)	$(31.3)

    See notes to consolidated financial statements.

Back to Index

Berry Plastics Corporation
Consolidated Statement of Changes in Stockholders' Equity
For Thirteen Weeks Ended December 27, 2008 and December 29, 2007
(Unaudited)
(In Millions of Dollars)

	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at September 29, 2007	$598.1	$3.8	$(151.9)	$450.0
Stock compensation expense	4.7	—	—	4.7
Net transfers from parent	0.2	—	—	0.2
Net loss	—	—	(31.3)	(31.3)	$(31.3)
Currency translation	—	2.3	—	2.3	2.3
Derivative valuation	—	(5.6)	—	(5.6)	(5.6)
Balance at December 29, 2007	$603.0	$0.5	$(183.2)	$420.3	$(34.6)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balance at September 27, 2008	$617.2	$(12.3)	$(253.0)	$351.9
Stock compensation expense	11.6	—	—	11.6
Net transfers to parent	(0.5)	—	—	(0.5)
Net loss	—	—	(29.4)	(29.4)	$(29.4)
Currency translation	—	(27.0)	—	(27.0)	(27.0)
Derivative valuation	—	(4.7)	—	(4.7)	(4.7)
Balance at December 27, 2008	$628.3	$(44.0)	$(282.4)	$301.9	$(61.1)

See notes to consolidated financial statements.

Back to Index

Berry Plastics Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In Millions of Dollars)

	Thirteen Weeks Ended
	December 27, 2008	December 29, 2007
Operating activities
Net loss	$(29.4)	$(31.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61.7	59.6
Non-cash interest expense	5.2	1.3
Non-cash compensation	11.6	4.7
Other non-cash expense	6.6	—
Deferred income tax benefit	(15.8)	(20.7)
Changes in operating assets and liabilities:
Accounts receivable, net	67.9	31.0
Inventories	67.0	(29.0)
Prepaid expenses and other assets	0.5	(9.0)
Accounts payable and other liabilities	(63.7)	14.0
Net cash provided by operating activities	111.6	20.7
Investing activities
Additions to property and equipment	(43.2)	(38.6)
Proceeds from disposal of assets	0.1	82.2
Acquisition of businesses, net of cash acquired	(4.3)	(73.7)
Net cash used for investing activities	(47.4)	(30.1)
Financing activities
Proceeds from long-term borrowings	—	23.9
Repayments on long-term borrowings	(81.6)	(9.5)
Debt financing costs	(0.3)	—
Equity distributions, net	(0.5)	0.2
Net cash provided by (used for) financing activities	(82.4)	14.6
Effect of exchange rate changes on cash	(0.9)	2.0
Net increase in cash and cash equivalents	19.1	7.2
Cash and cash equivalents at beginning of period	189.7	14.6
Cash and cash equivalents at end of period	$170.6	$21.8

See notes to consolidated financial statements.

Back to Index

Berry Plastics Corporation
Notes to Consolidated Financial Statements
(Unaudited)
 (In millions of dollars, except as otherwise noted)

1.	Background and Nature of Operations

Berry Plastics Corporation (“Berry” or the “Company”) manufactures and markets plastic packaging products, plastic film products, specialty adhesives and coated products.  At December 27, 2008 the Company had 68 production and manufacturing facilities, with 60 located in the United States.  Berry is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Berry Group”).  Berry Group is primarily owned by affiliates of Apollo Management, L.P. and Graham Partners.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Berry have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1934.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  The accompanying financial statements include the results of the Company and its wholly owned subsidiaries.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 27, 2008.  All intercompany transactions have been eliminated.

The Company’s operating results for the thirteen week periods ended December 27, 2008 and December 29, 2007 represent the consolidated results of operations of the Company.  The balance sheets as of December 27, 2008 and September 27, 2008 represent the consolidated balance sheets of the Company as of the respective dates.  Berry has recorded expense in their financial statements of $11.6 million and $4.7 million for the thirteen weeks ended December 27, 2008 and December 29, 2007, respectively, related to stock compensation of Berry Group, management fees of $1.4 million and $1.3 million for the thirteen weeks ended December 27, 2008 and December 29, 2007, respectively, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated operations of the Company.  Parent Company Investment includes the equity from Berry Group that was invested in Berry by Apollo and other shareholders.  Berry, through its wholly owned subsidiaries operates in four primary segments:  rigid open top, rigid closed top, flexible films, and tapes/coatings.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.

Back to Index

3.  Acquisitions

MAC Closures, Inc.
On December 19, 2007, the Company acquired 100% of the outstanding common stock of MAC, a plastic cap and closure manufacturer located in Waterloo, Quebec for CN$72.0 million.  MAC is a fully integrated manufacturer of injection molded plastic caps and closures primarily serving the pharmaceutical, nutraceutical, personal care, amenity, and household and industrial chemical industries and is included in our closed top segment.  The purchase price was funded utilizing cash on hand from the sale-leaseback transaction discussed elsewhere in this Form 10-Q.  The MAC acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to working capital, tangible and intangible assets with any excess allocated to goodwill.

Captive Holdings, LLC
On February 5, 2008, the Company completed its purchase of the outstanding capital stock of Captive Holdings, Inc., the parent company of Captive.  Pursuant to a Stock Purchase Agreement dated December 21, 2007 and amended on January 25, 2008 (the “Purchase Agreement”), the aggregate purchase price was $500.0 million, subject to certain post-closing upward or downward adjustments.  Captive manufactures blow-molded bottles and injection-molded closures for the food, healthcare, spirits and personal care end markets and is included in the Company’s Rigid Closed Top segment.  To finance the purchase, Berry used the proceeds from a $520.0 million bridge loan facility which was subsequently retired with the issuance of the Senior Secured First Priority Notes.  The purchase price allocation is preliminary and subject to change.  A portion of the goodwill is deductible for tax purposes.  The following table summarizes the allocation of purchase price and the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Working capital	$39.5
Property plant and equipment	73.1
Intangible assets	159.0
Goodwill	281.4
Long-term liabilities	(48.5)
Net assets acquired	$504.5

The impact of recording inventory at fair value resulted in the Company recording a charge of $4.5 million in cost of goods sold in the year ended September 27, 2008.  In accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company established opening balance sheet reserves of $2.4 million related to plant shutdown and severance costs.  Pro forma results have not been presented, as they do not differ materially from reported historical results.

Back to Index

Erie County Plastics Corporation
In November 2008, Berry was the successful bidder to acquire certain assets of Erie County Plastics Corporation (“Erie Plastics”), a custom injection molder of plastics packaging and components, for $4.3 million.  Erie Plastics previously filed for bankruptcy protection on September 29, 2008.

4.  Restructuring

During fiscal 2007 and 2008, the Company announced various restructuring plans which included shutting down facilities in their Closed Top, Flexible Films and Tapes and Coatings divisions.

In December 2008, the Company announced that it would be eliminating approximately 70 positions at its Albertville, AL production facility in its Tapes and Coatings segment.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs, entered into during 2007 and 2008, the cumulative portion recognized through December 27, 2008 and the portion expected to be recognized in a future period:

	Expected Total Costs	Recognized through December 27, 2008	To be Recognized in Future
Severance and termination benefits	$8.7	$7.8	$0.9
Facility exit costs	20.7	19.8	0.9
Asset impairment	18.1	18.1	—
Other	7.0	3.6	3.4
Total	$54.5	$49.3	$5.2

The Company incurred $0.6 million and $3.5 million of restructuring costs related to severance and facility exit costs in the thirteen week periods ended December 27, 2008 and December 29, 2007, respectively.

The table below sets forth the activity with respect to the restructuring accrual at September 27, 2008 and December 27, 2008:

	Employee Severance and Benefits	Facilities Exit Costs	Other		Total
Balance at September 29, 2007	$3.0	$10.4	$	―	$13.4
Charges	0.3	7.9		1.4	9.6
Cash payments	(3.3)	(14.2)		(1.4)	(18.9)
Balance at September 27, 2008	―	4.1		―	4.1
Charges	―	0.6		―	0.6
Cash payments	―	(1.0)		―	(1.0)
Balance at December 27, 2008	―	$3.7	$	―	$3.7

The restructuring costs accrued as of December 27, 2008 will result in future cash outflows. The charges recognized in the quarter ended December 27, 2008 have been reported as restructuring expense in the Consolidated Statements of Operations. The remaining liability as of December 27,

Back to Index

2008 has been included within Accrued Expenses on the Consolidated Balance Sheet.

5.  Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs:

	December 27, 2008	September 27, 2008	Amortization Period
Deferred financing fees	$69.6	$69.3	Respective debt
Accumulated amortization	(17.7)	(15.5)
Deferred financing fees, net	51.9	53.8

Goodwill	1,442.2	1,449.3	Indefinite lived

Customer relationships	1,029.1	1,033.0	11 – 20 years
Trademarks	264.7	265.2	Indefinite lived
Other intangibles	53.4	53.3	10-20 years
Accumulated amortization	(215.4)	(192.4)
Intangible assets, net	1,131.8	1,159.1
Total Goodwill, Intangible Assets and Deferred Costs	$2,625.9	$2,662.2

6.  Accrued Expenses and Other Current Liabilities

The following table sets forth the totals included in accrued expenses and other current liabilities.

	December 27, 2008	September 27, 2008
Employee compensation, payroll and other taxes	$50.4	$62.3
Interest	44.0	27.8
Restructuring	3.7	4.1
Rebates	47.6	51.5
Other	56.2	60.9
	$201.9	$206.6

Back to Index

7.      Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	December 27, 2008	September 27, 2008
Term loan	April 3, 2015	$1,182.0	$1,185.0
Revolving line of credit	April 3, 2013	180.5	257.1
First Priority Senior Secured Floating Rate Notes	February 15, 2015	680.6	680.6
Debt discount on First Priority Notes, net		(17.7)	(18.0)
Second Priority Senior Secured Fixed Rate Notes	September 15, 2014	525.0	525.0
Second Priority Senior Secured Floating Rate Notes	September 15, 2014	225.0	225.0
11% Senior Subordinated Notes	September 15, 2016	444.5	441.2
10 ¼% Senior Subordinated Notes	March 1, 2016	265.0	265.0
Capital leases and other	Various	36.7	38.7
		3,521.6	3,599.6
Less current portion of long-term debt		(23.1)	(21.4)
		$3,498.5	$3,578.2

The current portion of long-term debt consists of $12.0 million of quarterly installments on the term loan and $11.1 million of principal payments related to capital lease obligations.  The Company was in compliance with its covenants as of December 27, 2008.

At December 27, 2008, there was $180.5 million outstanding on the revolving credit facility and $34.5 million in letters of credit outstanding.  One of the participants in the Company’s revolving credit facility was Lehman Brothers and its affiliates, who had committed to fund $18.3 million out of our total $400.0 million credit facility.  Due to the bankruptcy of Lehman Brothers, we cannot access the full commitment of our credit facility.  At December 27, 2008, the Company had unused borrowing capacity of $166.7 million (reflects the reduction of Lehman’s total commitment of $18.3 million) under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.

8. Derivative Instruments

Interest Rate Swaps
In August 2007, the Company entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expires on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The counterparty to this agreement is a global financial institution.

Back to Index

On January 22, 2008, the Company entered into an interest rate swap transaction to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreement became effective February 5, 2008.  The swap agreement had a notional amount of $300.0 million and swap three month variable LIBOR contracts for a fixed three year rate of 2.962%.  On April 23, 2008, the Company elected to settle this derivative instrument in accordance with the agreement.  The Company received $2.4 million on April 25, 2008 as a result of this settlement.  The offset is included in accumulated other comprehensive income (loss) and is being amortized to interest expense through February 5, 2011.

The Company’s term loan gives them the option to elect different interest rate reset options.  On November 5, 2008, the Company began and continues to utilize 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection along with their continued use of this alternative rate caused the Company to lose hedge accounting.  The Company has recorded all subsequent changes in fair value from November 5, 2008 to December 27, 2008 in the income statement and is amortizing the interest rate swap balance in accumulated other comprehensive income to interest expense through the end of the respective swap agreement.  The Company estimates the fair value of the interest rate swap transactions identified above to be a liability of $27.4 million and $15.0 million as of December 27, 2008 and September 27, 2008, respectively.

Resin Call Options
In November 2008, the Company entered into ten resin call options to hedge roughly 13.1 million pounds of resin from future resin price volatility.  The options became effective in November 2008.  Each option contract was for 1.3 million pounds of resin at a purchase price of $0.4671 per pound.   The option contracts begin in April 2009 and extend through January 2010.  The fair value of the resin hedges was a liability of $2.0 million at December 27, 2008 and is included in other long-term liabilities on the accompanying consolidated balance sheet with an offset, net of tax, to accumulated other comprehensive income (loss).  The counterparty to this agreement is a global commodities trader.

9.  Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 and in February 2007, issued SFAS No. 159. Both standards address aspects of the expanding application of fair value accounting.  Effective September 28, 2008, we adopted SFAS No. 157 and SFAS No. 159.  In accordance with the provisions of FASB Staff Position No. FAS 157-2, we have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  There was no adjustment to accumulated deficit as a result of our adoption of SFAS No. 157.  SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value.  We have not elected to measure any financial assets or financial liabilities at fair value that were not previously required to be measured at fair value.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value.  SFAS 157 also establishes a three-level hierarchy

Back to Index

(Level 1, 2 or 3) for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date.  SFAS 157 requires the consideration of the counterparty’s or the Company’s nonperformance risk when assessing fair value.

The Company has interest rate swap liabilities totaling $27.4 million and resin hedge liabilities totaling $2.0 million which the fair value was determined using Level 2 inputs as other significant observable inputs were available.

10.         Stockholders’ Equity and Stock Option Plans

In connection with the merger of Berry Group and Covalence Specialty Materials Holding Corp., Berry Group modified its outstanding stock options to provide for (i) the vesting of an additional twenty percent (20%) of the total number of shares underlying such outstanding options; (ii) the conversion of options with escalating exercise prices to a fixed priced option, with no increase in the exercise price as of the date of grant of such escalating priced option; and (iii) with respect to each outstanding option, the vesting of which was contingent upon the achievement of performance goals, the deemed achievement of all such performance goals.  On June 7, 2007, Berry Group’s Board of Directors declared a special one-time dividend of $77 per common share and option to shareholders of record as of June 6, 2007.  This dividend reduced Berry Group’s shareholders equity for owned shares by $530.2 million.  In connection with this dividend payment, $34.5 million related to unvested stock options was placed in escrow and was subject to time based vesting through June 7, 2009.

In December 2008, the Executive Committee of Berry Group modified the vesting provisions related to the remaining $33.0 million being held in escrow.  This resulted in the immediate vesting and accelerating the recognition of the remaining unrecorded stock compensation expense of $11.4 million.

11.           Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss, other comprehensive income (losses), and gains or losses resulting from currency translations of foreign investments.  Other comprehensive income (losses) includes unrealized gains or losses on derivative financial instruments and available for sale securities and minimum pension liability adjustments.  The details of comprehensive income (losses) are as follows:

	Thirteen Weeks Ended
	December 27, 2008	December 29, 2007
Net loss	$(29.4)	$(31.3)
Other comprehensive income (loss)	(4.7)	5.6
Currency translation income (loss)	(27.0)	2.3
Comprehensive loss	$(61.1)	$(34.6)

Back to Index

12. Income Taxes

The effective tax rate was 34.9% and 38.6% for the thirteen weeks ended December 27, 2008 and December 29, 2007, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Thirteen Weeks Ended
	December 27, 2008	December 29, 2007
Income tax benefit computed at statutory rate	$(15.9)	$(17.9)
State income tax benefit, net of federal taxes	(1.0)	(1.1)
Expenses not deductible for income tax purposes	0.2	0.1
Change in valuation allowance	0.2	0.4
Other	0.7	(1.2)
Income tax benefit	$(15.8)	$(19.7)

13. Sale-leaseback Transaction

On December 19, 2007, the Company entered into a sale-leaseback transaction pursuant to which it sold its manufacturing facilities located in Baltimore, Maryland; Evansville, Indiana; and Lawrence, Kansas.  The Company received proceeds of $83.0 million and used these proceeds to repay non-recourse debt on its Evansville, Indiana facility of $7.9 million and transaction costs of $0.9 million.  This resulted in the Company receiving net proceeds of $74.2 million which were utilized to fund the acquisition of MAC.  The sale-leaseback transaction resulted in the Company realizing a deferred gain of $41.8 million which is offset against the future lease payments over the life of the respective leases.

Back to Index

14. Operating Segments

Berry’s operations are organized into four reportable segments: rigid open top, rigid closed top, flexible films, and tapes and coatings.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium, Italy and India.  The Company evaluates the performance of and allocates resources to these segments based on revenue, EBITDA and other segment profit measures.  93% of the Company’s net sales and 96% of the total assets are located in North America.  Selected information by reportable segment is presented in the following table:

	Thirteen Weeks Ended
	December 27, 2008	December 29, 2007
Net sales:
Rigid Open Top	$277.0	$235.7
Rigid Closed Top	230.6	148.4
Flexible Films	237.9	257.9
Tapes/Coatings	119.5	120.7
Total net sales	$865.0	$762.7
Operating income (loss):
Rigid Open Top	$20.0	$10.1
Rigid Closed Top	11.5	7.0
Flexible Films	0.3	(5.6)
Tapes/Coatings	(0.2)	(1.0)
Total operating income	$31.6	$10.5
Depreciation and amortization:
Rigid Open Top	$19.9	$23.3
Rigid Closed Top	22.1	16.1
Flexible Films	11.4	11.0
Tapes/Coatings	8.3	9.2
Total depreciation and amortization	$61.7	$59.6

	December 27, 2008	September 27, 2008
Total assets:
Rigid Open Top	$1,979.1	$2,019.6
Rigid Closed Top	1,592.8	1,648.8
Flexible Films	557.1	637.8
Tapes/Coatings	395.9	417.9
Total assets	$4,524.9	$4,724.1

Back to Index

15.         Condensed Consolidating Financial Information

The Company has Senior Secured First Priority Notes, Second Priority Fixed and Floating Rate Notes and 10 ¼% Senior Subordinated Notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% wholly owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  Presented below is condensed consolidating financial information for the parent company, guarantor subsidiaries and non-guarantor subsidiaries.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

	December 27, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$360.5	$595.2	$77.9	$—	$1,033.6
Net property and equipment	196.4	625.9	41.2	—	863.5
Other noncurrent assets	1,982.6	2,358.4	56.6	(1,769.8)	2,627.8
Total assets	$2,539.5	$3,579.5	$175.7	$(1,769.8)	$4,524.9

Current liabilities	$124.2	$271.8	$21.4	$—	$417.4
Noncurrent liabilities	3,518.5	275.6	11.5	—	3,805.6
Equity (deficit)	(1,103.2)	3,032.1	142.8	(1,769.8)	301.9
Total liabilities and equity (deficit)	$2,539.5	$3,579.5	$175.7	$(1,769.8)	$4,524.9

	September 27, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$433.2	$672.2	$91.7	$—	$1,197.1
Net property and equipment	201.2	610.9	50.7	—	862.8
Other noncurrent assets	2,090.8	2,378.3	67.7	(1,872.6)	2,664.2
Total assets	$2,725.2	$3,661.4	$210.1	$(1,872.6)	$4,724.1

Current liabilities	$145.3	$308.6	$27.9	$—	$481.8
Noncurrent liabilities	3,580.0	296.7	13.7	—	3,890.4
Equity (deficit)	(1,000.1)	3,056.1	168.5	(1,872.6)	351.9
Total liabilities and equity (deficit)	$2,725.2	$3,661.4	$210.1	$(1,872.6)	$4,724.1

Back to Index

	Thirteen Weeks Ended December 27, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
Consolidating Statement of Operations
Net sales	$214.4	$595.6	$55.0	$865.0
Cost of goods sold	195.3	495.1	47.7	738.1
Gross profit	19.1	100.5	7.3	126.9
Selling , general, and administrative expense	28.3	55.3	5.9	89.5
Restructuring and impairment charges	0.5	0.1	—	0.6
Other operating expenses	0.7	4.1	0.4	5.2
Operating income (loss)	(10.4)	41.0	1.0	31.6
Other Expenses	6.6	—	—	6.6
Interest expense (income), net	81.4	(13.8)	2.6	70.2
Income taxes (benefit)	—	(16.0)	0.2	(15.8)
Net income (loss)	$(98.4)	$70.8	$(1.8)	$(29.4)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$87.2	$23.1	$1.3	$111.6
Investing activities:
Additions to property and equipment	(10.6)	(31.7)	(0.9)	(43.2)
Proceeds from disposal of assets	—	0.1	—	0.1
Acquisition of business net of cash acquired	(4.3)	—	—	(4.3)
Net cash flow from investing activities	(14.9)	(31.6)	(0.9)	(47.4)
Financing activities:
Payments on long-term borrowings	(81.3)	—	(0.3)	(81.6)
Equity contributions (distributions), net	(0.5)	—	—	(0.5)
Debt financing costs	(0.3)	—	—	(0.3)
Net cash flow from financing activities	(82.1)	—	(0.3)	(82.4)
Effect of exchange rate changes on cash	—	—	(0.9)	(0.9)
Net increase (decrease) in cash and cash equivalents	(9.8)	(8.5)	(0.8)	(19.1)
Cash and cash equivalents at beginning of period	172.6	8.7	8.4	189.7
Cash and cash equivalents at end of period	$162.8	$0.2	$7.6	$170.6

	Thirteen Weeks Ended December 29, 2007
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
Consolidating Statement of Operations
Net sales	$242.4	$469.3	$51.0	$762.7
Cost of goods sold	219.0	387.3	47.6	653.9
Gross profit	23.4	82.0	3.4	108.8
Selling, general, and administrative expense	24.9	52.7	4.2	81.8
Restructuring and impairment charges	3.5	—	—	3.5
Operating expenses	9.1	3.3	0.6	13.0
Operating income (loss)	(14.1)	26.0	(1.4)	10.5
Interest expense (income), net	77.7	(17.2)	1.0	61.5
Income taxes (benefit)	0.1	(20.7)	0.9	(19.7)
Net income (loss)	$(91.9)	$61.1	$(3.3)	$(31.3)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$62.9	$(48.4)	$6.2	$20.7
Investing activities:
Purchase of property, plant, and equipment	(14.1)	(23.7)	(0.8)	(38.6)
Proceeds from disposal of assets	—	82.2	—	82.2
Acquisition of business net of cash acquired	(73.7)	—	—	(73.7)
Net cash flow from investing activities	(87.8)	58.5	(0.8)	(30.1)
Financing activities:
Proceeds from long-term borrowings	23.9	—	—	23.9
Payments on long-term borrowings	—	(9.0)	(0.5)	(9.5)
Equity contributions (distributions), net	0.2	—	—	0.2
Net cash flow from financing activities	24.1	(9.0)	(0.5)	14.6
Effect of exchange rate changes on cash	—	—	2.0	2.0
Net increase (decrease) in cash and cash equivalents	(0.8)	1.1	6.9	7.2
Cash and cash equivalents at beginning of period	0.9	7.7	6.0	14.6
Cash and cash equivalents at end of period	$0.1	$8.8	$12.9	$21.8

Back to Index

16.         Contingencies

The Company is party to various legal proceedings involving routine claims which are incidental to the business.  Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to the Company’s financial condition or results of operations.

17.         Recent Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of the statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which is an amendment of FASB Statement No. 133.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 161 to have a significant impact on the Company’s results of operations or financial position.

Back to Index

Item 2.
Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Unless the context requires otherwise, references in this Management's Discussion and Analysis of Financial Condition and Results of Operations to “Company” refer to Berry Plastics Corporation, references to “we,” “our” or “us” refer to Berry Plastics Corporation together with its consolidated subsidiaries, after giving effect to the transactions described in the next paragraph.  You should read the following discussion in conjunction with the consolidated financial statements of the Company and its subsidiaries and the accompanying notes thereto, which information is included elsewhere herein.  The Company is a wholly owned subsidiary of Berry Plastics Group, Inc.  This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in our Form 10-K filed with the SEC for the fiscal year ended September 27, 2008 section titled “Risk Factors” and other risk factors identified from time to time in our periodic filings with the Securities and Exchange Commission.  Our actual results may differ materially from those contained in any forward-looking statements.  You should read the explanation of the qualifications and limitations on these forward-looking statements starting on page 4 of this report.

On April 3, 2007, Berry Plastics Group, Inc. (“Old Berry Group”) completed a stock-for-stock merger (the “Berry Covalence Merger”) with Covalence Specialty Materials Holding Corp. (“Old Covalence Holding”). The resulting company retained the name Berry Plastics Group, Inc. (“Berry Group”).  Immediately following the Berry Covalence Merger, Berry Plastics Holding Corporation (“Old Berry Holding”) and Covalence Specialty Materials Corp. (“Old Covalence”) were combined as a direct subsidiary of Berry Group.  The resulting company retained the name Berry Plastics Holding Corporation which was subsequently changed to Berry Plastics Corporation on December 29, 2007 (“Berry” or the “Company”).  The combination was accounted for as a merger of entities under common control.  We believe the combination of these entities will provide us with significant opportunities for growth through increasing operational efficiencies, reducing fixed costs, optimizing manufacturing assets and improving the efficiency of capital spending.

Acquisitions

We maintain a selective and disciplined acquisition strategy, which is focused on improving our long term financial performance, enhancing our market positions and expanding our product lines or, in some cases, providing us with a new or complementary product line.  Most businesses we have acquired had profit margins that are lower than that of our existing business, which resulted in a temporary decrease in our margins.  We have historically achieved significant reductions in manufacturing and overhead costs of acquired companies by introducing advanced manufacturing processes, exiting low-margin businesses or product lines, reducing headcount, rationalizing facilities and machinery, applying best practices and capitalizing on economies of scale.  In connection with our acquisitions, we have in the past and may in the future incur charges related to these reductions and rationalizations.

Back to Index

Recent Developments

Acquisition of MAC Closures, Inc.
On December 19, 2007, the Company acquired 100% of the outstanding common stock of MAC, a plastic cap and closure manufacturer with operations located in Waterloo, Quebec for CN$72.0 million.  MAC had 2007 sales of $37.1 million and is included in our closed top segment.  The purchase price was funded utilizing cash on hand from the sale-leaseback transaction discussed in the Notes to the Consolidated Financial Statements section of this Form 10-Q.

Acquisition of Captive Holdings, Inc.
On February 5, 2008, the Company completed its acquisition of 100% of the outstanding capital stock of Captive Holdings, Inc., which is the sole stockholder of Captive.  Captive is a manufacturer of blow-molded bottles and injection-molded closures for the food, healthcare, spirits and personal care end markets with annual net sales of $290.3 million in calendar 2007.  The purchase price was funded utilizing the proceeds of a senior secured bridge loan facility which in turn was repaid with the proceeds from the Senior Secured First Priority Notes discussed in the Notes to the Consolidated Financial Statements section of this Form 10-Q.

Acquisition of Assets of Erie County Plastics Corporation
In November 2008, Berry was the successful bidder to acquire certain assets of Erie County Plastics Corporation (“Erie Plastics”), a custom injection molder of plastics packaging and components for $4.3 million.  Erie Plastics previously filed for bankruptcy protection on September 29, 2008.

Results of Operations

Comparison of the 13 Weeks Ended December 27, 2008 (the “Quarter”) and the 13 Weeks Ended December 29, 2007 (the “Prior Quarter”)

Net Sales.  Net sales increased 13% to $865.0 million for the Quarter from $762.7 million for the Prior Quarter.  This $102.3 million increase includes acquisition volume growth of 10%.  The following discussion in this section provides a comparison of net sales by business segment.  Net sales in the rigid open top business increased from $235.7 million in the Prior Quarter to $277.0 million in the Quarter.  Base volume growth in the rigid open top business, excluding net selling price increases, was 3% driven primarily by growth in our thermoformed drink cups.  Net sales in the rigid closed top business increased from $148.4 million in the Prior Quarter to $230.6 million in the Quarter primarily as a result of acquisition volume growth attributed to Captive, MAC and Erie Plastics totaling $76.1 million for the Quarter.  The flexible films business net sales decreased from $257.9 million in the Prior Quarter to $237.9 million in the Quarter.  Base volume declined, excluding net selling price increases, by 17% primarily due to the Company’s decision to exit low margin business and softness in the housing sector.  Net sales in the tapes/coatings business decreased slightly from $120.7 million in the Prior Quarter to $119.5 million in the Quarter primarily driven by softness in the new home construction and automotive markets.

Gross Profit.  Gross profit increased by $18.1 million to $126.9 million (15% of net sales) for the Quarter from $108.8 million (14% of net sales) for the Prior Quarter.  This increase is attributed to productivity improvements in the flexible films and tapes/coatings segments as a result of realizing

Back to Index

synergies from the Berry Covalence Merger, and increased selling prices.

Operating Expenses.  Selling, general and administrative expenses increased by $7.7 million to $89.5 million for the Quarter from $81.8 million for the Prior Quarter as a result of a $6.9 million increase in stock compensation expense attributed to the immediate vesting and acceleration of the payment of the June 2007 dividend still held in escrow at Berry Group and various inflationary operating costs offset by productivity improvements and realization of synergies.  Restructuring and impairment charges were $0.6 million in the Quarter due to the continued execution of the shut down of facilities in the flexible films and tapes/coatings segments.  Other expenses decreased from $13.0 million in the Prior Quarter to $5.2 million for the Quarter primarily as a result of a decrease in transaction and integration costs associated with mergers and acquisitions.

Other Expense. Other expense recorded in the current quarter relates to the fair value adjustment for our interest rate swaps as the Company lost hedge accounting in the current quarter.

Interest Expense, Net.  Net interest expense increased $8.7 million to $70.2 million for the Quarter from $61.5 million in the Prior Quarter primarily as a result of increased borrowings to finance the Captive acquisition, partially offset by a decline in borrowing costs of our variable rate debt instruments.

Income Tax Benefit.  For the Quarter, we recorded an income tax benefit of $15.8 million or an effective tax rate of 34.9%, which is a change of $3.9 million from the income tax benefit of $19.7 million or an effective tax rate of 38.6% in the Prior Quarter.

Net Loss.  Net loss was $29.4 million for the Quarter compared to a net loss of $31.3 million for the Prior Quarter for the reasons discussed above.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200.0 million term loan and $400.0 million asset based revolving line of credit.  At December 27, 2008, the Company had $34.5 million under the revolving credit facility in letters of credit outstanding.  The availability under the revolving line of credit is the lesser of $400.0 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  Under the revolving line of credit, the Company is required to maintain a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 during any period when availability falls below 10% and for ten consecutive days after availability exceeds 10%.  The term loan matures on April 3, 2015 and the revolving line of credit matures on April 3, 2013.  The interest rate on the term loan and the line of credit were 0.42% and 1.68% at December 27, 2008, respectively, determined by reference to the costs of funds for eurodollar deposits in dollars in the LIBOR for the interest period relevant to such borrowing plus the applicable margin.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.00% to 1.75% and for the term loan is 2.00%.  The line of credit is also subject to an unused commitment fee for unused borrowings ranging from 0.25% to 0.35% per annum and a letter of credit fee of 0.125% per annum for each letter of credit that is issued.  At December 27,

Back to Index

2008, $180.5 million was outstanding on the revolving line of credit.  The revolving line of credit allows up to $100.0 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At December 27, 2008, the Company had $34.5 million under the revolving line of credit in letters of credit outstanding. At December 27, 2008, the Company had unused borrowing capacity of $166.7 million (reflects the reduction of Lehman’s total commitment of $18.3 million) under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  The Company was in compliance with all covenants at December 27, 2008.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA.  The following table reconciles our Adjusted EBITDA of $486.3 million for the twelve months ended December 27, 2008 to net loss.

12 months ended December 27, 2008

Adjusted EBITDA	$486.3
Net interest expense	(270.4)
Depreciation and amortization	(258.9)
Income tax benefit	45.3
Business optimization expense	(18.9)
Restructuring and impairment	(6.7)
Stock based compensation	(26.5)
Inventory write-up	(4.7)
Management fees	(6.1)
Other non-cash expense	(6.6)
Pro forma acquisitions	(4.7)
Pro forma synergies (a)	(27.3)
Net loss	$(99.2)
(a) Represents synergies related to the following: Covalence ($14.7 million), Captive ($11.4 million), and MAC ($1.2 million).

Back to Index

For comparison purposes, the following table reconciles our Adjusted EBITDA for the thirteen weeks ended December 27, 2008 and December 29, 2007.

	Thirteen Weeks Ended
	December 27, 2008	December 29, 2007

Adjusted EBITDA	$114.9	$118.2
Net interest expense	(70.2)	(61.5)
Depreciation and amortization	(61.7)	(59.6)
Income tax benefit	15.8	19.7
Business optimization expense	(3.8)	(11.7)
Restructuring and impairment	(0.6)	(3.5)
Stock based compensation	(11.6)	(4.7)
Management fees	(1.4)	(1.3)
Other non-cash expense	(6.6)	—
Pro forma acquisitions	—	(10.1)
Pro forma synergies	(4.2)	(16.8)
Net loss	$(29.4)	$(31.3)

While the determination of appropriate adjustments in the calculation of Adjusted EBITDA is subject to interpretation under the terms of the our senior secured credit facilities, management believes the adjustments described above are in accordance with the covenants in the senior secured credit facilities.  Adjusted EBITDA should not be considered in isolation or construed as an alternative to our net loss, operating cash flows or other measures as determined in accordance with GAAP.  In addition, other companies in our industry or across different industries may calculate bank covenants and related definitions differently than we do, limiting the usefulness of our calculation of Adjusted EBITDA as a comparative measure.

Berry Group Indebtedness
On June 5, 2007, Berry Group entered into a $500.0 million senior unsecured term loan agreement (“Senior Unsecured Term Loan”) with a syndicate of lenders.  The Senior Unsecured Term Loan matures on June 5, 2014 and was sold at a 1% discount, which is being amortized over the life of the loan.  Interest on the agreement is payable on a quarterly basis and bears interest at the Company’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (1.42% at December 27, 2008) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows the Company to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This option expires on the five year anniversary of the loan.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The notes are unsecured and there are no guarantees by Berry Plastics Corporation or any of its subsidiaries and therefore this financial obligation is not recorded in the consolidated financial statements of Berry Plastics Corporation.  Berry Group elected to exercise the PIK interest option during 2008 and the first quarter of 2009, which resulted in the balance on the loan increasing to $563.8 million as of December 27, 2008.

Back to Index

Berry Group at its election may call the notes up to the first anniversary date for 100% of the principal balance plus accrued and unpaid interest and an applicable premium.  Berry Group’s call option for the notes between the one year and two year and two year and three year anniversary dates changes to 102% and 101% of the outstanding principal balance plus accrued and unpaid interest, respectively.  The notes also contain a put option which allows the lender to require Berry Group to repay any principal and applicable PIK interest that has accrued if Berry Group has an applicable high yield discount obligation (“AHYDO”) within the definition outlined in the Internal Revenue Code, section 163(i)(1) at each payment period subsequent to the five year anniversary date.

Cash Flows
Net cash provided by operating activities was $111.6 million for the Quarter compared to $20.7 million for the Prior Quarter.  This increase of $90.9 million is primarily the result of a $64.7 million change in working capital primarily due to declining resin costs and improved operating performance primarily driven by realization of synergies.

Net cash used for investing activities increased from $30.1 million for the Prior Quarter to $47.4 million for the Quarter primarily as a result of increased capital spending and the acquisition of Erie Plastics.  Our capital expenditures are forecasted to be approximately $195 million for fiscal 2009 and will be funded from cash flows from operating activities, and availability under our revolving credit facilities.

Net cash used for financing activities was $82.4 million for the Quarter compared to net cash provided by financing activities of $14.6 million for the Prior Quarter.  This change of $97.0 million can be primarily attributed to the repayments on our revolving credit facility in the Quarter.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 27, 2008.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At December 27, 2008, our cash balance was $170.6 million, and we had unused borrowing capacity of $166.7 million (reflects the reduction of Lehman’s total commitment of $18.3 million) under our revolving line of credit.

Back to Index

Critical Accounting Policies

We disclosed those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the Form 10-K filed with the SEC for the fiscal year ended September 27, 2008.  Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect.  We believe that the following accounting policies are the most critical because they have the greatest impact on the presentation of our financial condition and results of operations.

Allowance for doubtful accounts.  We evaluate our allowance for doubtful accounts on an ongoing basis and review any significant customers with delinquent balances to determine future collectibility.  We base our determinations on legal issues (such as bankruptcy status), past history, current financial and credit agency reports, and the experience of our credit representatives.  We reserve accounts that we deem to be uncollectible in the period in which we make the determination. We maintain additional reserves based on our historical bad debt experience.  Additionally, our allowance for doubtful accounts includes a reserve for cash discounts that are offered to some of our customers for prompt payment.  We believe, based on past history and our credit policies that our net accounts receivable are of good quality.  A ten percent increase or decrease in our bad debt experience would not have a material impact on the results of operations of the Company.  Our allowance for doubtful accounts was $10.4 million as of December 27, 2008 and $12.1 million as of September 27, 2008.

Inventory obsolescence.  We evaluate our reserve for inventory obsolescence on an ongoing basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  A ten percent increase or decrease in our inventory obsolescence experience would not have a material impact on the results of operations of the Company.  Our reserve for inventory obsolescence was $16.1 million and $19.3 million as of December 27, 2008 and September 27, 2008, respectively.

Medical insurance.  We offer our employees medical insurance that is primarily self-insured by us.  As a result, we accrue a liability for known claims as well as the estimated amount of expected claims incurred but not reported.  We evaluate our medical claims liability on an ongoing basis, obtain an independent actuarial analysis on an annual basis and perform payment lag analysis.  Based on our analysis, we believe that our recorded medical claims liability should be sufficient.  A ten percent increase or decrease in our medical claims experience would not have a material impact on the results of operations of the Company.  Our accrued liability for medical claims was $4.0 million and $3.8 million, including reserves for expected medical claims incurred but not reported, as of December 27, 2008 and September 27, 2008, respectively.

Back to Index

Workers’ compensation insurance.  The majority of our facilities are in a large deductible program for workers’ compensation insurance.  On a quarterly basis, we evaluate our liability based on third-party adjusters’ independent analyses by claim.  Based on our analysis, we believe that our recorded workers’ compensation liability should be sufficient.  A ten percent increase or decrease in our workers’ compensations claims experience would not have a material impact on the results of operations of the Company.  Our accrued liability for workers’ compensation claims was $7.5 million and $7.6 million as of December 27, 2008 and September 27, 2008, respectively.

Revenue recognition. The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition”.  Revenue from the sales of products is recognized at the time title and risks and rewards of ownership pass to the customer (either when the products reach the free-on-board shipping point or destination depending on the contractual terms), there is persuasive evidence of an arrangement, the sales price is fixed and determinable and collection is reasonably assured.

Impairments of Long-Lived Assets.  In accordance with the methodology described in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable.  Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts.  The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Goodwill and Other Indefinite Lived Intangible Assets. In accordance with the methodology described in SFAS No. 142, “Goodwill and Other Intangible Assets”, we evaluate our goodwill and other indefinite lived intangible assets for impairment whenever events, changes in circumstances, or our annual review indicate the carrying amount of such assets may not be recoverable.  We evaluate impairment of goodwill by comparing its estimated fair value to its carrying value. We estimate fair value by computing the expected future discounted operating cash flows based on historical result trends. The estimates of future cash flows involve considerable management judgment and are based upon assumptions about future operating performance. The actual cash flows could differ from management’s estimates due to changes in business conditions, operating performance, economic conditions and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value. Impairment of our goodwill could significantly affect our operating results and financial position. Goodwill totaled $1,442.2 million at December 27, 2008.  No impairment was recorded during the thirteen week periods ended December 27, 2008 or December 29, 2007, respectively.

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity of ours in accordance with SFAS No. 109.  We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States, foreign, state, and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full

Back to Index

year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ effective tax rates to reflect our best estimate for the year-to-date results and for the full year.  As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  Our valuation allowance against deferred tax assets was $5.2 million and $5.0 million as of December 27, 2008 and September 27, 2008, respectively.

Accrued Rebates.  We offer various rebates to our customers in exchange for their purchases.  These rebates are individually negotiated with our customers and contain a variety of different terms and conditions.  Certain rebates are calculated as a flat percentage of purchases, while others included tiered volume incentives.  These rebates may be payable monthly, quarterly, or annually.  The calculation of the accrued rebate balance involves significant management estimates, especially where the terms of the rebate involve tiered volume levels that require estimates of expected annual sales.  These provisions are based on estimates derived from current program requirements and historical experience.  We use all available information when calculating these reserves.  Our accrual for customer rebates was $47.6 million and $51.5 million as of December 27, 2008 and September 27, 2008, respectively.

Pension.  Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets.  Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates.  These assumptions have a significant effect on the amounts reported.  In addition to the analysis below, see the notes to the consolidated financial statements for additional information regarding our retirement benefits.  Periodically, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans.  In evaluating these assumptions, we consider many factors, including an evaluation of the discount rates, expected return on plan assets, health-care-cost trend rates of other companies, our historical assumptions compared with actual results, an analysis of asset allocations based on current market conditions and the views of advisers.  In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages.  We believe our pension and retiree medical plan assumptions are appropriate based upon the above factors.  A one percent increase or decrease in our health-care-cost trend rates would not have a material impact on the results of operations of the Company.  Also, a one quarter percentage point change in our discount rate or expected return on plan assets would not have a material impact on the results of operations of the Company.

Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, we believe that our consolidated financial statements provide a meaningful and fair perspective of the Company and its consolidated subsidiaries.  This is not to suggest that other risk factors such as changes in economic conditions, changes in material costs, our ability to pass through changes in material costs, and others could not materially adversely impact our consolidated financial position, results of operations and cash flows in future periods.

Back to Index

Item 3.                      Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200.0 million term loan and (ii) a $400.0 million revolving credit facility.  At December 27, 2008, $180.5 million was outstanding on the revolving credit facility.  The net outstanding balance of the term loan at December 27, 2008 was $1,182.0 million.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York. Our $680.6 million of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured notes are comprised of (i) $525.0 million fixed rate notes and (ii) $225.0 million floating rate notes.  The floating rate notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At December 27, 2008, the LIBOR rate of 2.42% was applicable to the term loan and 4.75% was applicable to the senior secured first priority notes and second priority floating rate notes.  If the LIBOR rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of $4.2 million and $8.3 million, respectively.

In August 2007, Berry entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expires on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The Company’s term loan gives them the option to elect different interest rate reset options.  On November 5, 2008, the Company began and continues to utilize 1-month LIBOR contracts for the underlying senior term loan.  The Company’s change in interest rate selection along with their continued use of this alternative rate caused the Company to lose hedge accounting.  The Company has recorded all subsequent changes in fair value from November 5, 2008 to December 27, 2008 in the income statement and is amortizing the interest rate swap balance in accumulated other comprehensive income to interest expense through the end of the respective swap agreement.  The Company estimates the fair value of the interest rate swap transactions identified above to be a liability of $27.4 million and $15.0 million as of December 27, 2008 and September 27, 2008, respectively.  The fair value of these interest rate swaps is subject to movements in LIBOR and may fluctuate in future periods.  A .25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

Back to Index

Plastic Resin Cost Risk
We are exposed to market risk from changes in plastic resin prices that could impact our results of operations and financial condition.

In November 2008, the Company entered into ten resin call options to hedge roughly 13.1 million pounds of resin from future resin price volatility.  The options became effective in November 2008.  Each option contract was for 1.3 million pounds of resin at a purchase price of $0.4671 per pound.   The option contracts begin in April 2009 and extend through January 2010.  The fair value of the resin hedges was $2.0 million at December 27, 2008 and is included in other long-term liabilities on the accompanying consolidated balance sheet with an offset, net of tax, to accumulated other comprehensive income (loss).  The counterparty to this agreement is a global commodities trader.

We manage our exposure to these market risks through our normal operations with purchasing negotiation, mechanical hedging, switching between certain resin products and, when deemed appropriate, by using derivative financial instruments in accordance with established policies and procedures. The derivative financial instruments generally used are forward contracts.  The derivative financial instruments utilized by the Company in its hedging activities are considered risk management tools and are not used for trading purposes.

Item 4.                        Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Our management team is responsible for the preparation and integrity of the consolidated financial statements appearing in this Form 10-Q.  We have established disclosure controls and procedures to ensure that material information relating to the Company, including consolidated subsidiaries, is made known to members of senior management and the Board of Directors.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of December 27, 2008.  Based on the identification and the evaluation of the material weaknesses in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2008, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in

Back to Index

accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in the reasonable possibility that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected in a timely manner. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A design deficiency exists when a control necessary to meet the control objective is missing or an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.  In connection with Management’s assessment of the Company’s internal control over financial reporting, Management identified the following material weaknesses in the Company’s internal control over financial reporting as of December 27, 2008.

•
In connection with the Merger and the integration of operations, the Company did not fully complete the transition from Old Covalence’s financial system to Berry’s new financial system.  This resulted in partially implemented controls and procedures and installation of disclosure controls and procedures in the Old Covalence operating units that were not converted as of December 27, 2008.

•	Ineffective review of account reconciliations to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation.

•	Ineffective review of the Company’s tax provision to ensure that deferred tax balances were properly stated.

Plans to Remediate Material Weaknesses in Internal Control over Financial Reporting

In light of the material weaknesses described above, the Company performed additional analysis and other procedures to ensure that the consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States ("GAAP").  These procedures included additional testing of certain balances and accounts as of December 27, 2008 to ensure the accuracy of the annual financial statements.

Management has engaged in, and continues to engage in, substantial efforts to address the material weaknesses in the Company’s internal control over financial reporting.  The Company is currently transitioning and converting the legacy Old Covalence Holding systems to the Old Berry Group systems which will result in cohesive disclosure controls and procedures.  The Company is also in the process of implementing new account reconciliation procedures to ensure that the balances were accurate and agreed to appropriate supporting

Back to Index

detail, calculations or other documentation.  In addition, the Company is also designing new procedures to ensure their book to tax differences are properly identified and all deferred tax balances are properly stated.

While the Company believes that these remedial actions will result in correcting the material weaknesses in its internal control over financial reporting, the exact timing of when the conditions will be corrected is dependent upon future events.

(b)	Changes in internal controls.

The changes that could materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting are discussed under “Plans to Remediation of Material Weaknesses in Internal Control over Financial Reporting” in Item 9A(a) above.

Part II.  Other Information

Item 1.           Legal Proceedings

       There has been no material changes in legal proceedings from the items disclosed in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 27, 2008.

Item 1A.        Risk Factors

You should carefully consider the risks described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 27, 2008, including those under the heading “Risk Factors” and other information contained in this Quarterly Report before investing in our securities. Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.  There were no material changes in the Company’s risk factors since described in our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 27, 2008.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

  Not Applicable

Item 3.           Defaults Upon Senior Securities

  Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

  Not Applicable

Back to Index

Item 5.          Other Information

                       Not Applicable

Item 6.          Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Chief Financial Officer

Back to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Berry Plastics Corporation

February 9, 2008

By: /s/ James M. Kratochvil
James M. Kratochvil

Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

Back to Index