Form 10-Q
period 2009-03-28
BERRY IOWA CORP; CARDINAL PACKAGING INC; CPI HOLDING CORP; POLY SEAL CORP; SUN COAST INDUSTRIES INC /DE/; BERRY PLASTICS CORP; SAFFRON ACQUISITION CORP; BERRY STERLING CORP; PACKERWARE CORP; BERRY PLASTICS DESIGN CORP
filed 2009-05-11
CIK 919467, 1093665, 1093666, 79401, 319129, 919465, 1054090, 1075619, 1075620, 1075621

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2009
or
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

Indicate by check mark whether the registrants:  (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ]  No [   ]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [    ]     Accelerated filer  [    ]    Non-accelerated filer [  X  ]

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of May 10, 2009, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

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

Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended March 28, 2009

Part 1.   Financial Information
Item 1.   Financial Statements

Berry Plastics Corporation
Consolidated Balance Sheets
 (In Millions of Dollars)

	March 28, 2009	September 27, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$135.3	$189.7
Accounts receivable (less allowance for doubtful accounts of $9.6 at March 28, 2009 and $12.1 at September 27, 2008)	326.5	422.5
Inventories, net:
Finished goods	227.9	306.1
Raw materials and work in process	145.0	194.2
	372.9	500.3
Deferred income taxes	35.3	35.3
Prepaid expenses and other current assets	26.8	49.3
Total current assets	896.8	1,197.1

Property and equipment:
Land	40.0	39.1
Buildings and improvements	170.3	165.3
Equipment and construction in progress	1,049.6	978.5
	1,259.9	1,182.9
Less accumulated depreciation	388.4	320.1
	871.5	862.8

Goodwill, intangible assets and deferred costs	2,590.0	2,662.2
Other assets	2.0	2.0
	2,592.0	2,664.2
Total assets	$4,360.3	$4,724.1

Berry Plastics Corporation
Consolidated Balance Sheets (continued)
(In Millions of Dollars)

	March 28, 2009	September 27, 2008
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$187.5	$253.8
Accrued expenses and other current liabilities	177.4	206.6
Current portion of long-term debt	22.4	21.4
Total current liabilities	387.3	481.8

Long-term debt, less current portion	3,388.9	3,578.2
Deferred income taxes	181.2	212.3
Other long-term liabilities	109.5	99.9
Total liabilities	4,066.9	4,372.2

Commitments and contingencies

Stockholders' equity:
Parent Company Investment, net	629.0	617.2
Accumulated deficit	(289.8)	(253.0)
Accumulated other comprehensive loss	(45.8)	(12.3)
Total stockholders’ equity	293.4	351.9
Total liabilities and stockholders’ equity	$4,360.3	$4,724.1

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Operations
(Unaudited)
 (In Millions of Dollars)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net sales	$757.8	$844.3	$1,622.8	$1,607.0
Cost of goods sold	635.3	731.9	1,373.4	1,385.8
Gross profit	122.5	112.4	249.4	221.2

Operating expenses:
Selling, general and administrative	74.0	83.6	163.5	165.4
Restructuring and impairment charges, net	0.2	1.7	0.8	5.2
Other operating expenses	5.8	5.9	11.2	18.9
Operating income	42.5	21.2	73.9	31.7

Other expenses (income)	(18.8)	—	(14.8)	—
Interest expense, net	65.8	67.2	138.4	128.7
Loss from continuing operations before income taxes	(4.5)	(46.0)	(49.7)	(97.0)
Income tax benefit	(1.3)	(16.7)	(17.1)	(36.4)
Net loss from continuing operations	$(3.2)	$(29.3)	$(32.6)	$(60.6)

Discontinued operations, net of income taxes	(4.2)	—	(4.2)	—
Net loss	$(7.4)	$(29.3)	$(36.8)	$(60.6)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statement of Changes in Stockholders' Equity
For Twenty-Six Weeks Ended March 28, 2009 and March 29, 2008
(Unaudited)
(In Millions of Dollars)

	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at September 29, 2007	$598.1	$3.8	$(151.9)	$450.0
Stock compensation expense	9.3	—	—	9.3
Net transfers from parent	(1.7)	—	—	(1.7)
Net loss	—	—	(60.6)	(60.6)	$(60.6)
Currency translation	—	0.1	—	0.1	0.1
Derivative valuation	—	(16.7)	—	(16.7)	(16.7)
Balance at March 29, 2008	$605.7	$(12.8)	$(212.5)	$380.4	$(77.2)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total	Comprehensive Loss
Balance at September 27, 2008	$617.2	$(12.3)	$(253.0)	$351.9
Stock compensation expense	12.0	—	—	12.0
Net transfers to parent	(0.2)	—	—	(0.2)
Net loss	—	—	(36.8)	(36.8)	$(36.8)
Currency translation	—	(32.5)	—	(32.5)	(32.5)
Derivative valuation	—	(1.0)	—	(1.0)	(1.0)
Balance at March 28, 2009	$629.0	$(45.8)	$(289.8)	$293.4	$(70.3)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In Millions of Dollars)

	Twenty-Six Weeks Ended
	March 28, 2009	March 29, 2008
Operating activities
Net loss	$(36.8)	$(60.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	124.9	122.6
Non-cash interest expense	18.0	6.4
Non-cash compensation	12.0	9.3
Other non-cash expense	8.6	—
Non-cash gain on investment	(16.2)	—
Deferred income tax benefit	(21.7)	(37.9)
Changes in operating assets and liabilities:
Accounts receivable, net	87.8	9.3
Inventories	121.9	(26.3)
Prepaid expenses and other assets	18.7	6.2
Accounts payable and other liabilities	(90.3)	(28.5)
Net cash provided by operating activities	226.9	0.5
Investing activities
Additions to property and equipment	(98.7)	(78.4)
Proceeds from disposal of assets	2.4	82.0
Acquisition of businesses, net of cash acquired	(4.6)	(577.8)
Net cash used for investing activities	(100.9)	(574.2)
Financing activities
Proceeds from long-term borrowings	0.8	607.4
Repayments on long-term borrowings	(179.4)	(13.9)
Debt financing costs	(0.4)	(12.9)
Transfers to parent, net	(0.2)	(1.7)
Net cash provided by (used for) financing activities	(179.2)	578.9
Effect of exchange rate changes on cash	(1.2)	(0.3)
Net increase (decrease) in cash and cash equivalents	(54.4)	4.9
Cash and cash equivalents at beginning of period	189.7	14.6
Cash and cash equivalents at end of period	$135.3	$19.5

See notes to consolidated financial statements.

Berry Plastics Corporation
Notes to Consolidated Financial Statements
(Unaudited)
 (In millions of dollars, except as otherwise noted)

1.	Background and Nature of Operations

Berry Plastics Corporation (“Berry” or the “Company”) manufactures and markets plastic packaging products, plastic film products, specialty adhesives and coated products.  At March 28, 2009 the Company had 66 production and manufacturing facilities, with 59 located in the United States.  Berry is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Berry Group”).  Berry Group is primarily owned by affiliates of Apollo Management, L.P. and Graham Partners.  Berry, through its wholly owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Flexible Films, and Tapes/Coatings.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.

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

Related Party Transactions and Allocations
The Company’s operating results for the thirteen and twenty-six week periods ended March 28, 2009 and March 29, 2008 represent the Consolidated Results of Operations of the Company.  The balance sheets as of March 28, 2009 and September 27, 2008 represent the Consolidated Balance Sheets of the Company as of the respective dates.  Berry has recorded expense in their financial statements of $0.4 million and $4.6 million for the thirteen weeks ended and $12.0 million and $9.3 million for the twenty-six weeks ended as of March 28, 2009 and March 29, 2008, respectively, related to stock compensation of Berry Group.  The Company has recorded management fees of $1.4 million and $1.4 million for the thirteen weeks ended and $2.8 million and $2.7 million for the twenty-six weeks ended March 28, 2009 and March 29, 2008, respectively, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated operations of the Company.  Parent Company Investment includes the equity from Berry Group that was invested in Berry by Apollo and other shareholders.

3.    Acquisitions and Divestitures

MAC Closures, Inc.
On December 19, 2007, the Company acquired 100% of the outstanding common stock of MAC, a plastic cap and closure manufacturer located in Waterloo, Quebec for CN$72.0 million.  MAC is a fully integrated manufacturer of injection molded plastic caps and closures primarily serving the pharmaceutical, nutraceutical, personal care, amenity, and household and industrial chemical industries and is included in our Rigid Closed Top Segment.  The purchase price was funded utilizing proceeds from a sale-leaseback transaction.  The MAC acquisition has been accounted for using the purchase method of accounting, and accordingly, the purchase price has been allocated to working capital, tangible and intangible assets with any excess allocated to goodwill.

Captive Holdings, LLC
On February 5, 2008, the Company completed its purchase of the outstanding capital stock of Captive Holdings, Inc., the parent company of Captive for $500.0 million, subject to certain post-closing upward or downward adjustments.  Captive manufactures blow-molded bottles and injection-molded closures for the food, healthcare, spirits and personal care end markets and is included in the Company’s Rigid Closed Top segment.  To finance the purchase, Berry used the proceeds from a $520.0 million bridge loan facility which was subsequently retired with the issuance of the Senior Secured First Priority Notes.  A portion of the goodwill is deductible for tax purposes.  The Company finalized the purchase accounting and there were no material adjustments made to the previously presented purchase price allocation.

Erie County Plastics Corporation
In November 2008, Berry was the successful bidder to acquire certain assets of Erie County Plastics Corporation (“Erie Plastics”), a custom injection molder of plastics packaging and components, for $4.6 million.  Erie Plastics previously filed for bankruptcy protection on September 29, 2008.

Sale of Capsol Berry Plastics S.p.a.
In March 2009, the Company sold Capsol Berry Plastics S.p.a.  This business generated annual net sales of approximately $17.0 million and was included in our Rigid Closed Top segment.  The sale resulted in a net loss of $4.2 million, net of tax, which is included in discontinued operations.

4.    Restructuring

During fiscal 2007 and 2008, the Company announced various restructuring plans which included shutting down facilities in the Closed Top, Flexible Films and Tapes/Coatings divisions.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs, the cumulative portion recognized through March 28, 2009 and the portion expected to be recognized in a future period:

	Expected Total Costs	Recognized through March 28, 2009	To be Recognized in Future
Severance and termination benefits	$8.7	$7.8	$0.9
Facility exit costs	20.7	20.0	0.7
Asset impairment	18.1	18.1	—
Other	7.0	3.6	3.4
Total	$54.5	$49.5	$5.0

The Company incurred $0.2 million and $1.7 million for the thirteen weeks ended and $0.8 million and $5.2 million for the twenty-six weeks ended of restructuring costs related to severance and facility exit costs as of March 28, 2009 and March 29, 2008, respectively.

The table below sets forth the activity with respect to the restructuring accrual at September 27, 2008 and March 28, 2009:

	Employee Severance and Benefits		Facilities Exit Costs	Other		Total
Balance at September 29, 2007		$3.0	$10.4	$	―	$13.4
Charges		0.3	7.9		1.4	9.6
Cash payments		(3.3)	(14.2)		(1.4)	(18.9)
Balance at September 27, 2008		―	4.1		―	4.1
Charges		―	0.8		―	0.8
Cash payments		―	(1.3)		―	(1.3)
Balance at March 28, 2009	$	―	$3.6	$	―	$3.6

The restructuring costs accrued as of March 28, 2009 will result in future cash outflows. The charges recognized in the quarter ended March 28, 2009 have been reported as Restructuring expense in the Consolidated Statements of Operations. The remaining liability as of March 28, 2009 has been included within Accrued expenses on the Consolidated Balance Sheet.

5.    Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs:

	March 28, 2009	September 27, 2008	Amortization Period
Deferred financing fees	$69.3	$69.3	Respective debt
Accumulated amortization	(19.8)	(15.5)
Deferred financing fees, net	49.5	53.8

Goodwill	1,432.8	1,449.3	Indefinite lived

Customer relationships	1,028.7	1,033.0	11 – 20 years
Trademarks	264.7	265.2	Indefinite lived
Other intangibles	53.4	53.3	10-20 years
Accumulated amortization	(239.1)	(192.4)
Intangible assets, net	1,107.7	1,159.1
Total Goodwill, Intangible Assets and Deferred Costs	$2,590.0	$2,662.2

6.    Accrued Expenses and Other Current Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

	March 28, 2009	September 27, 2008
Employee compensation, payroll and other taxes	$56.6	$62.3
Interest	19.4	27.8
Restructuring	3.6	4.1
Rebates	39.1	51.5
Other	58.7	60.9
	$177.4	$206.6

7.      Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	March 28, 2009	September 27, 2008
Term loan	April 3, 2015	$1,179.0	$1,185.0
Revolving line of credit	April 3, 2013	95.0	257.1
First Priority Senior Secured Floating Rate Notes	February 15, 2015	680.6	680.6
Debt discount on First Priority Notes		(16.5)	(18.0)
Second Priority Senior Secured Fixed Rate Notes	September 15, 2014	525.0	525.0
Second Priority Senior Secured Floating Rate Notes	September 15, 2014	225.0	225.0
11% Senior Subordinated Notes	September 15, 2016	447.8	441.2
10 ¼% Senior Subordinated Notes	March 1, 2016	241.0	265.0
Capital leases and other	Various	34.4	38.7
		3,411.3	3,599.6
Less current portion of long-term debt		(22.4)	(21.4)
		$3,388.9	$3,578.2

The current portion of long-term debt consists of $12.0 million of quarterly installments on the term loan and $10.4 million of principal payments related to capital lease obligations.  The Company was in compliance with its covenants as of March 28, 2009.

At March 28, 2009, there was $95.0 million outstanding on the revolving line of credit and $34.5 million in letters of credit outstanding.  One of the participants in the Company’s revolving credit facility was Lehman Brothers and its affiliates, who had committed to fund $18.3 million out of our total $400.0 million credit facility.  Due to the bankruptcy of Lehman Brothers, we cannot access the full commitment of our credit facility.  At March 28, 2009, the Company had unused borrowing capacity of $252.2 million (reflects the reduction of Lehman’s commitment) under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.

In March 2009 BP Parallel LLC, a non-guarantor subsidiary of the Company, purchased $24.0 million of the 10 ¼% Senior Subordinated Notes for $7.6 million in cash, plus accrued interest.  The purchase resulted in a net gain of $16.2 million, which is in Other expense (income) in our Consolidated Statement of Operations.  The Company funded the purchase with cash on hand.

8.    Derivative Instruments

As part of our overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates and resin prices.  For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  To the extent hedging relationships are found to be effective, as determined by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item or recorded to other comprehensive income (loss). Management believes hedge effectiveness is evaluated properly in preparation of the financial statements.

Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings.  Forward contracts on plastic resin, the Company’s primary raw material, are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process.

Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and in the same line item associated with the transaction and in the same period or periods during which the hedged transaction affects earnings.  The Company’s forward looking derivative agreements related to resin contracts are currently immaterial.

The Company entered into three interest rate swap transactions in 2007 and 2008, and initially designated these hedges as cash flow hedges under SFAS 133.  The Company settled one of these instruments in April 2008 and is amortizing the remaining balance from Accumulated other comprehensive income (loss) to Interest expense.  The remaining two hedges were accounted as cash flow hedges through November 5, 2008, at which time the Company lost hedge accounting.  The balance in Accumulated other comprehensive income (loss) is being amortized to Interest expense and the future changes in the derivative value are being recorded in Other income (expense).

	Liability Derivatives
	March 28, 2009		September 27, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under Statement 133
Interest rate swaps	Other LT Liabilities	$23.7	Other LT Liabilities	$15.0

         The effect of the derivative instruments on the Consolidated Statement of Operations for the three and six months ended March 28, 2009, are as follows:

	Income Statement	Three months ended	Six months ended
	Location	March 28, 2009	March 28, 2009
Derivatives not designated as hedging instruments under Statement 133
Interest rate swaps	Other expenses (income)	$(2.6)	$1.2
	Interest expense	$3.5	$5.9

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

On January 22, 2008, the Company entered into an interest rate swap transaction to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreement became effective February 5, 2008.  The swap agreement had a notional amount of $300.0 million and swap three month variable LIBOR contracts for a fixed three year rate of 2.962%.  On April 23, 2008, the Company elected to settle this derivative instrument and received $2.4 million on April 25, 2008 as a result of this settlement.  The offset is included in accumulated other comprehensive income (loss) and is being amortized to interest expense through February 5, 2011, the original term of the swap agreement.

The Company’s term loan gives the option to elect different interest rate reset options.  On November 5, 2008, the Company began and continues to utilize 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection along with their continued use of this alternative rate caused the Company to lose hedge accounting on both of our interest rate swaps entered into in August 2007.  The Company has recorded all subsequent changes in fair value from November 5, 2008 to March 28, 2009 in the statement of operations and is amortizing the previously recorded unrealized loss in accumulated other comprehensive income (loss) to interest expense through the end of the respective swap agreement.  The Company estimates the fair value of the interest rate swap transactions identified above to be a liability, recorded in Other long-term liabilities in the Consolidated Balance Sheets, of $23.7 million and $15.0 million as of March 28, 2009 and September 27, 2008, respectively.

9.     Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards (“SFAS”) No. 157 and in February 2007, issued SFAS No. 159. Both standards address aspects of the expanding application of fair value accounting.  Effective September 28, 2008, we adopted SFAS No. 157 and SFAS No. 159.  In accordance with the provisions of the FASB Staff Position No. FAS 157-2, we have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  There was no adjustment to accumulated deficit as a result of our adoption of SFAS No. 157.  SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value.  We have not elected to measure any financial assets or financial liabilities at fair value that were not previously required to be measured at fair value.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value.  SFAS 157 also establishes a three-level hierarchy

(Level 1, 2 or 3) for fair value measurements based upon the observability of inputs to the valuation of an asset or liability as of the measurement date.  SFAS 157 requires the consideration of the counterparty’s or the Company’s nonperformance risk when assessing fair value.  As of March 28, 2009, the Company has interest rate swap liabilities totaling $23.7 million which the fair value was determined using Level 2 inputs as other significant observable inputs were available.

10.    Stockholders’ Equity and Stock Option Plans

In connection with the merger of Berry Group and Covalence Specialty Materials Holding Corp. in April of 2007, Berry Group modified its outstanding stock options to provide for (i) the vesting of an additional twenty percent (20%) of the total number of shares underlying such outstanding options; (ii) the conversion of options with escalating exercise prices to a fixed priced option, with no increase in the exercise price as of the date of grant of such escalating priced option; and (iii) with respect to each outstanding option, the vesting of which was contingent upon the achievement of performance goals, the deemed achievement of all such performance goals.  On June 7, 2007, Berry Group’s Board of Directors declared a special one-time dividend of $77 per common share and option to shareholders of record as of June 6, 2007.  This dividend reduced Berry Group’s shareholders equity for owned shares by $530.2 million.  In connection with this dividend payment, $34.5 million related to unvested stock options was placed in escrow and was subject to time based vesting through June 7, 2009.

In December 2008, the Executive Committee of Berry Group modified the vesting provisions related to the remaining $33.0 million being held in escrow.  This resulted in the immediate vesting and accelerating the recognition of the remaining unrecorded stock compensation expense of $11.4 million in selling, general and administrative expenses recorded in the first fiscal quarter of 2009.

11.    Comprehensive Income (Loss)

The details of comprehensive income (loss) are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net loss	$(7.4)	$(29.3)	$(36.8)	$(60.6)
Derivative instruments	3.7	(11.1)	(1.0)	(16.7)
Currency translation income (loss)	(5.5)	(2.2)	(32.5)	0.1
Comprehensive loss	$(9.2)	$(42.6)	$(70.3)	$(77.2)

12. Income Taxes

The effective tax rate from continuing operations was 28.9% and 36.3% for the thirteen weeks ended March 28, 2009 and March 29, 2008, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Income tax benefit computed at statutory rate	$(1.6)	$(16.1)	$(17.4)	$(34.0)
State income tax benefit, net of federal taxes	(0.2)	(0.6)	(0.2)	(1.3)
Expenses not deductible for income tax purposes	0.2	0.2	0.3	0.3
Change in valuation allowance	0.3	—	0.3	1.0
Other	—	(0.2)	(0.1)	(2.4)
Income tax benefit	$(1.3)	$(16.7)	$(17.1)	$(36.4)

13. Operating Segments

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Flexible Films, and Tapes/Coatings.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium and India.  The Company evaluates the performance of and allocates resources to these segments based on revenue and other segment profit measures.  The North American operation represents 93% of the Company’s net sales and 97% of the total assets.  Selected information by reportable segment is presented in the following table:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net sales:
Rigid Open Top	$250.2	$247.9	$527.2	$471.1
Rigid Closed Top	210.2	211.2	440.8	359.6
Flexible Films	199.2	257.8	437.1	528.2
Tapes/Coatings	98.2	127.4	217.7	248.1
Total net sales	$757.8	$844.3	$1,622.8	$1,607.0
Operating income (loss):
Rigid Open Top	$35.4	$15.4	$55.3	$25.5
Rigid Closed Top	12.8	8.2	24.3	15.2
Flexible Films	(4.7)	(3.2)	(4.4)	(8.8)
Tapes/Coatings	(1.0)	0.8	(1.3)	(0.2)
Total operating income	$42.5	$21.2	$73.9	$31.7
Depreciation and amortization:
Rigid Open Top	$20.3	$20.3	$40.2	$43.6
Rigid Closed Top	23.8	22.5	45.9	38.6
Flexible Films	10.8	11.1	22.2	22.1
Tapes/Coatings	8.3	9.1	16.6	18.3
Total depreciation and amortization	$63.2	$63.0	$124.9	$122.6

	March 28, 2009	September 27, 2008
Total assets:
Rigid Open Top	$1,920.4	$2,019.6
Rigid Closed Top	1,540.5	1,648.8
Flexible Films	519.0	637.8
Tapes/Coatings	380.4	417.9
Total assets	$4,360.3	$4,724.1

14.     Condensed Consolidating Financial Information

The Company has Senior Secured First Priority Notes, Second Priority Fixed and Floating Rate Notes and 10 ¼% Senior Subordinated Notes outstanding which are fully, jointly, severally, and unconditionally guaranteed by substantially all of Berry’s domestic subsidiaries.  Separate narrative information or financial statements of the guarantor subsidiaries have not been included because they are 100% wholly owned by the parent company and the guarantor subsidiaries unconditionally guarantee such debt on a joint and several basis.  Presented below is condensed consolidating financial information for the parent company, guarantor subsidiaries and non-guarantor subsidiaries.  The equity method has been used with respect to investments in subsidiaries.  The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

	March 28, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$277.2	$551.3	$68.3	$—	$896.8
Net property and equipment	199.3	639.8	32.4	—	871.5
Other noncurrent assets	3,329.4	2,338.6	52.5	(3,128.5)	2,592.0
Total assets	$3,805.9	$3,529.7	$153.2	$(3,128.5)	$4,630.3

Current liabilities	$97.1	$271.9	$18.3	$—	$387.3
Noncurrent liabilities	3,415.4	262.5	9.4	(7.7)	3,679.6
Equity (deficit)	293.4	2,995.3	125.5	(3,120.8)	293.4
Total liabilities and equity (deficit)	$3,805.9	$3,529.7	$153.2	$(3,128.5)	$4,630.3

	September 27, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$433.2	$672.2	$91.7	$—	$1,197.1
Net property and equipment	201.2	610.9	50.7	—	862.8
Other noncurrent assets	3,442.8	2,378.3	67.7	(3,224.6)	2,664.2
Total assets	$4,077.2	$3,661.4	$210.1	$(3,224.6)	$4,724.1

Current liabilities	$145.3	$308.6	$27.9	$—	$481.8
Noncurrent liabilities	3,580.0	296.7	13.7	—	3,890.4
Equity (deficit)	351.9	3,056.1	168.5	(3,224.6)	351.9
Total liabilities and equity (deficit)	$4,077.2	$3,661.4	$210.1	$(3,224.6)	$4,724.1

	Thirteen Weeks Ended March 28, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$175.3	$532.9	$49.6	$—	$757.8
Cost of goods sold	166.5	427.2	41.6	—	635.3
Gross profit	8.8	105.7	8.0	—	122.5
Selling, general, and administrative expense	14.6	54.2	5.2	—	74.0
Restructuring and impairment charges	0.2	—	—	—	0.2
Other operating expenses	1.7	3.9	0.2	—	5.8
Operating income (loss)	(7.7)	47.6	2.6	—	42.5
Other expenses	(25.3)	6.5	—	—	(18.8)
Interest expense (income), net	75.5	(12.7)	3.0	—	65.8
Equity in net income of subsidiary	57.0	—	—	(57.0)	—
Income (loss) from continuing operations before income taxes	(0.9)	53.8	(0.4)	(57.0)	(4.5)
Income tax expense (benefit)	2.3	(4.1)	0.5	—	(1.3)
Net income (loss) from continuing operations	(3.2)	57.9	(0.9)	(57.0)	(3.2)
Discontinued operations, net of income taxes	4.2	—	—	—	4.2
Net income (loss)	$(7.4)	$57.9	$(0.9)	$(57.0)	$(7.4)

	Thirteen Weeks Ended March 29, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$236.8	$542.4	$65.1	$—	$844.3
Cost of goods sold	220.0	453.9	58.0	—	731.9
Gross profit	16.8	88.5	7.1	—	112.4
Selling, general, and administrative expense	23.0	53.9	6..7	—	83.6
Restructuring and impairment charges	1.7	—	—	—	1.7
Other operating expenses	0.2	4.0	1.7	—	5.9
Operating income (loss)	(8.1)	30.6	(1.3)	—	21.2
Interest expense (income), net	74.7	(10.1)	2.6	—	67.2
Equity in net income of subsidiary	53.6	—	—	(53.6)	—
Income (loss) before income tax	(29.2)	40.7	(3.9)	(53.6)	(46.0)
Income tax expense (benefit)	0.1	(17.0)	0.2	—	(16.7)
Net income (loss)	$(29.3)	$57.7	$(4.1)	$(53.6)	$(29.3)

	Twenty-Six Weeks Ended March 28, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$389.7	$1,128.5	$104.6	$—	$1,622.8
Cost of goods sold	361.8	922.3	89.3	—	1,373.4
Gross profit	27.9	206.2	15.3	—	249.4
Selling, general, and administrative expense	42.9	109.5	11.1	—	163.5
Restructuring and impairment charges	0.7	0.1	—	—	0.8
Other operating expenses	2.6	8.0	0.6	—	11.2
Operating income (loss)	(18.3)	88.6	3.6	—	73.9
Other expenses	(21.3)	6.5	—	—	(14.8)
Interest expense (income), net	159.3	(26.5)	5.6	—	138.4
Equity in net income of subsidiary	126.0	—	—	(126.0)	—
Gain (loss) from continuing operations before income taxes	(30.3)	108.6	(2.0)	(126.0)	(49.7)
Income tax expense (benefit)	2.3	(20.1)	0.7	—	(17.1)
Income (loss) from continuing operations	(32.6)	128.7	(2.7)	(126.0)	(32.6)
Discontinued operations, net of income taxes	4.2	—	—	—	4.2
Net income (loss)	$(36.8)	$128.7	$(2.7)	$(126.0)	$(36.8)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	160.1	60.9	5.9	$—	$226.9
Investing activities:
Purchase of property, plant, and equipment	(26.8)	(70.1)	(1.8)	—	(98.7)
Proceeds from disposal of assets	—	2.4	—	—	2.4
Acquisition of business net of cash acquired	(4.6)	—	—	—	(4.6)
Net cash flow from investing activities	(31.4)	(67.7)	(1.8)	—	(100.9)
Financing activities:
Proceeds from long-term borrowings	0.8	—	—	—	0.8
Payments on long-term borrowings	(179.1)	—	(0.3)	—	(179.4)
Debt financing costs	(0.4)	—	—	—	(0.4)
Equity contributions (distributions), net	(0.2)	—	—	—	(0.2)
Net cash flow from financing activities	(178.9)	—	(0.3)	—	(179.2)
Effect of exchange rate changes on cash	—	—	(1.2)	—	(1.2)
Net increase (decrease) in cash and cash equivalents	(50.2)	(6.8)	2.6	—	54.4
Cash and cash equivalents at beginning of period	172.6	8.7	8.4	—	189.7
Cash and cash equivalents at end of period	$122.4	$1.9	$11.0	$—	$135.3

	Twenty-Six Weeks Ended March 29, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$479.2	$1,011.7	$116.1	$—	$1,607.0
Cost of goods sold	439.0	841.2	105.6	—	1,385.8
Gross profit	40.2	170.5	10.5	—	221.2
Selling, general, and administrative expense	47.9	106.6	10.9	—	165.4
Restructuring and impairment charges	5.2	—	—	—	5.2
Other operating expenses	9.3	7.3	2.3	—	18.9
Operating income (loss)	(22.2)	56.6	(2.7)	—	31.7
Interest expense (income), net	152.4	(27.3)	3.6	—	128.7
Equity in net income of subsidiary	114.2	—	—	(114.2)	—
Income (loss) before income tax	(60.4)	83.9	(6.3)	(114.2)	(97.0)
Income taxes (benefit)	0.2	(37.7)	1.1	—	(36.4)
Net income (loss)	$(60.6)	$121.6	$(7.4)	$(114.2)	$(60.6)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$7.8	$(16.5)	$9.2	$—	$0.5
Investing activities:
Purchase of property, plant, and equipment	(23.9)	(53.4)	(1.1)	—	(78.4)
Proceeds from disposal of assets	—	82.0	—	—	82.0
Acquisition of business net of cash acquired	(577.8)	—	—	—	(577.8)
Net cash flow from investing activities	(601.7)	28.6	(1.1)	—	(574.2)
Financing activities:
Proceeds from long-term borrowings	607.4	—	—	—	607.4
Payments on long-term borrowings	—	(13.4)	(0.5)	—	(13.9)
Debt financing costs	(12.9)	—	—	—	(12.9)
Equity contributions (distributions), net	(1.7)	—	—	—	(1.7)
Net cash flow from financing activities	592.8	(13.4)	(0.5)	—	578.9
Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	(1.1)	(1.3)	7.3	—	4.9
Cash and cash equivalents at beginning of period	0.9	7.7	6.0	—	14.6
Cash and cash equivalents at end of period	$(0.2)	$6.4	$13.3	$—	$19.5

15.     Contingencies and Commitments

The Company is party to various legal proceedings involving routine claims which are incidental to the business.  Although the legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to the business, financial condition, results of operations or cash flows of the Company.  The Company has recorded retirement obligations related to operating leases in accordance with FASB Statement No. 13 “Accounting for Leases” and FASB Statement No. 143, “Accounting for Asset Retirement Obligations” on 33 facilities, none of which are individually material to the Company.

16.     Recent Financial Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.” This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141 did not have a material impact on the Company’s results of operations or financial position in the current Form 10-Q.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company’s results of operations or financial position in the current Form 10-Q.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which is an amendment of FASB Statement No. 133.  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008.  The disclosure provision of SFAS No. 161 are included in Note 8.

17. Subsequent Events

In March 2009, BP Parallel LLC agreed in aggregate to invest approximately $134 million to purchase assignments of $415 million principal of the Company’s parent, Berry Plastics Group, Inc., senior unsecured term loan.  As of May 8, 2009, the Company had closed on $105.9 million of these assignments and expects to close on the remaining in the third quarter of fiscal 2009.

In April 2009, BP Parallel LLC agreed to invest approximately $13 million to purchase assignments of $57.9 million principal of the Company’s parent, Berry Plastics Group, Inc., senior unsecured term loan.  The Company expects to close in the third quarter of fiscal 2009.

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

On April 3, 2007, Berry Plastics Group, Inc. (“Old Berry Group”) completed a stock-for-stock merger (the “Berry Covalence Merger”) with Covalence Specialty Materials Holding Corp. (“Old Covalence Holding”). The resulting company retained the name Berry Plastics Group, Inc. (“Berry Group”).  Immediately following the Berry Covalence Merger, Berry Plastics Holding Corporation (“Old Berry Holding”) and Covalence Specialty Materials Corp. (“Old Covalence”) were combined as a direct subsidiary of Berry Group.  The resulting company retained the name Berry Plastics Holding Corporation which was subsequently changed to Berry Plastics Corporation on December 29, 2007 (“Berry” or the “Company”).  The combination was accounted for as a merger of entities under common control.  We believe the combination of these entities will provide us with significant opportunities for growth through increased operational efficiencies, reduced fixed costs, optimization of manufacturing assets and improvement in the efficiency of capital spending.

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

The Company has a long history of acquiring and integrating companies.  The Company has been able to achieve these synergies by eliminating duplicative costs and rationalizing facilities and integrating the production into the most efficient operating facility.  While the expected benefits on earnings are estimated at the commencement of each transaction, once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effects on future earnings have been due to systems integrations and movement of activities to multiple facilities.  The historical business combinations have not allowed the Company to accurately separate realized synergies compared to what was initially identified during the due diligence phase of each acquisition.

The Company has included the expected impact of restructuring plans within our unrealized synergies which are in turn recognized in earnings after the restructuring plans are completed.  While the expected benefits on earnings is estimated at the commencement of each plan, due to the nature of the matters we are generally unable to accurately estimate or track what the ultimate effects have been.  The Company intends to fund these restructuring plans with cash available on hand.

Recent Developments

The Company has been able to estimate expected benefits on earnings from the acquired entities at the commencement of each transaction, however once the execution of the plan and integration occur, we are generally unable to accurately estimate or track what the ultimate effect on future earnings have been due to systems integrations and movement of activities to multiple facilities.

Acquisition of MAC Closures, Inc.
On December 19, 2007, the Company acquired 100% of the outstanding common stock of MAC, a plastic cap and closure manufacturer with operations located in Waterloo, Quebec for CN$72.0 million.  MAC had 2007 sales of $37.1 million and is included in our Rigid Closed Top segment.  The purchase price was funded utilizing cash on hand from a sale-leaseback transaction.  Synergies identified as a result of the MAC acquisition were $2.4 million.

Acquisition of Captive Holdings, Inc.
On February 5, 2008, the Company completed its acquisition of 100% of the outstanding capital stock of Captive Holdings, Inc., which is the sole stockholder of Captive.  Captive is a manufacturer of blow-molded bottles and injection-molded closures for the food, healthcare, spirits and personal care end markets with annual net sales of $290.3 million in calendar 2007.  The purchase price was funded utilizing the proceeds of a senior secured bridge loan facility which in turn was repaid with the proceeds from the Senior Secured First Priority Notes discussed in the Notes to the Consolidated Financial Statements section of this Form 10-Q.  Synergies identified from the Captive acquisition were $16.0 million.

Acquisition of Assets of Erie County Plastics Corporation
In November 2008, Berry was the successful bidder to acquire certain assets of Erie County Plastics Corporation, a custom injection molder of plastics packaging and components for $4.6 million.  Erie Plastics previously filed for bankruptcy protection on September 29, 2008.  Synergies identified from the Erie acquisition were $4.0 million.

Sale of Capsol Berry Plastics S.p.a.
In March 2009, the Company sold Capsol Berry Plastics S.p.a.  This business generated annual net sales of approximately $17.0 million and was included in our Rigid Closed Top segment.

Executive Summary

Business. The Company is organized into four operating segments: Rigid Open Top, Rigid Closed Top, Flexible Films and Tapes/Coatings.  The Rigid Open Top division sells products in three categories including containers, foodservice items and home and party.  The Rigid Closed Top division sells products in three categories including closures and overcaps, bottles and prescription containers and tubes.  The Flexible Films division sells primarily plastic trash bags, stretch film and plastic sheeting to the agricultural, horticultural institutional, foodservice and retail markets.  Our Tapes/Coatings division sells specialty adhesive products and flexible packaging and building materials to a variety of different industries including building and construction, retail, automotive, industrial and medical markets.

Raw Material Trends. Our primary raw material is plastic resin and it accounts for approximately 45% of our total cost of sales.  Polypropylene and polyethylene account for more than 80% of our plastic resin purchases based on the pounds purchased.  The average industry prices, as published in industry sources, per pound were as follows:

	Polyethylene Butene Film			Polypropylene
	2009 Projected	2008	2007	2009 Projected	2008	2007
1st quarter	$.67	$.82	$.64	$.56	$.85	$.71
2nd quarter	.59	.84	.63	.46	.80	.71
3rd quarter	.60	.91	.69	.51	.89	.77
4th quarter	.57	1.00	.75	.57	.99	.79

Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.  As changes in resin prices occur, our Rigid Open Top and Rigid Closed Top segments are positively impacted in the short term when raw material prices decrease and are negatively impacted in the short term when raw material prices increase.

Outlook. The Company is impacted by general economic and industrial growth, housing starts, automotive builds, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. We are impacted by our ability to maintain selling price increases, raw material pricing and volume growth of our customers.  We expect continued strength in our thermoforming product lines, which would have a positive impact on volumes in our Rigid Open Top segment.  We continually focus on improving our overall profitability by implementing cost reduction programs for our manufacturing, selling, general and administrative expenses on an annual basis.  We have continued this in 2009 to help counteract some of the volume declines we have seen in the marketplace.  We anticipate continued softness in U.S. housing starts in 2009 that will impact our volume in both our Tapes/Coatings and Flexible Films segments.  We also anticipate continued softness in 2009 in North American automotive build rates will continue to exert downward volume pressure on certain product lines that are included in our Tapes/Coating segment.

Results of Operations

Comparison of the 13 Weeks Ended March 28, 2009 (the “Quarter”) and the 13 Weeks Ended March 29, 2008 (the “Prior Quarter”)

Net Sales.  Net sales decreased by 10% to $757.8 million for the Quarter from $844.3 million for the Prior Quarter.  This $86.5 million decrease includes a volume contraction of 8% and net selling price decreases of 4% offset by acquisition volume growth of 2%.  The following discussion in this section provides a comparison of net sales by business segment.

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Net sales:
Rigid Open Top	$250.2	$247.9
Rigid Closed Top	210.2	211.2
Flexible Films	199.2	257.8
Tapes/Coatings	98.2	127.4
Total net sales	$757.8	$844.3

Net sales in the Rigid Open Top segment increased from $247.9 million in the Prior Quarter to $250.2 million in the Quarter as a result of base volume growth of 1%.  Base volume growth is primarily attributed to increased sales in various container product lines and thermoformed drink cups partially offset by reduced volumes in our injection drink cups and houseware product lines.  Net sales in the Rigid Closed Top business decreased from $211.2 million in the Prior Quarter to $210.2 million in the Quarter as a result of base volume decline of 6% and net selling price decreases of 4% partially offset by acquisition volume growth attributed to Captive and Erie Plastics of 10% for the Quarter. The base volume reduction is primarily attributed to decreased sales in our overcaps and tubes product lines as a result of contracting end use markets.  The Flexible Films business net sales decreased from $257.8 million in the Prior Quarter to $199.2 million in the Quarter as a result of decline in base volume of 10% and net selling price decreases of 13%.  The base volume decline is primarily attributed to the slowness in the housing sector partially offset by strong demand in our stretch business.  Net sales in the Tapes/Coatings business decreased from $127.4 million in the Prior Quarter to $98.2 million in the Quarter primarily as a result of base volume decline of 24% partially offset by net selling price increases of 1%. The base volume decline was primarily driven by softness in the new home construction and automotive markets.

Gross Profit.  Gross profit increased by $10.1 million to $122.5 million (16% of net sales) for the Quarter from $112.4 million (13% of net sales) for the Prior Quarter.  This increase is primarily attributed to a timing lag of passing through raw material costs to our customers in our Rigid Open Top and Closed Top segments partially offset by lower volumes.

Operating Expenses.  Selling, general and administrative expenses decreased by $9.6 million to $74.0 million for the Quarter from $83.6 million for the Prior Quarter as a result of a $4.2 million decrease in stock compensation expense related to the special one-time dividend which fully vested in December 2008 and the Company’s recently implemented initiatives to reduce costs.  Restructuring and impairment charges decreased to $0.2 million in the Quarter compared to $1.7 million in the Prior Quarter as a result of a decrease in costs associated with the plant consolidations within the Flexible Films and Tapes/Coatings segments.  Other expenses decreased from $5.9 million in the Prior Quarter to $5.8 million for the Quarter.

Operating Income. Operating income increased $21.3 million from $21.2 million in the Prior Quarter to $42.5 million in the Quarter.  The following discussion in this section provides a comparison of operating income by business segment.

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Operating income (loss):
Rigid Open Top	$35.4	$15.4
Rigid Closed Top	12.8	8.2
Flexible Films	(4.7)	(3.2)
Tapes/Coatings	(1.0)	0.8
Total operating income	$42.5	$21.2

Operating income for the Rigid Open Top business increased from $15.4 million for the Prior Quarter to $35.4 million in the Quarter.  The increase of $20.0 million is primarily attributable to a timing lag of passing through a reduction in raw material costs to our customers.  Operating income for the Rigid Closed Top business increased from $8.2 million for the Prior Quarter to $12.8 million in the Quarter.  The increase of $4.6 million is primarily attributable to acquisition of Captive and Erie Plastics.  Operating loss for the Flexible Film business increased from $3.2 million for the Prior Quarter to $4.7 million in the Quarter.  The increase of $1.5 million is primarily attributable to lower sales volumes and selling prices.  Operating income for the Tapes/Coatings business decreased from an operating income of $0.8 million for the Prior Quarter to an operating loss of $1.0 million in the Quarter.  The decrease of $1.8 million is primarily attributable to lower sales volumes.

Other Expense (Income). Other expense (income) recorded in the Quarter consists of  a $16.2 million gain related to the repurchase of the 10 ¼% Senior Subordinated Notes and gain attributed to the fair value adjustment for our interest rate swaps.

Interest Expense, Net.  Net interest expense decreased $1.4 million to $65.8 million for the Quarter from $67.2 million in the Prior Quarter primarily as a result of a decline in borrowing costs of our variable rate debt instruments partially offset by amortization of previously recorded unrealized loss in accumulated other comprehensive income (loss) attributed our interest rate swaps.

Income Tax Benefit.  For the Quarter, we recorded an income tax benefit on continued operations of $1.3 million or an effective tax rate of 28.9%, as compared to an income tax benefit of $16.7 million or an effective tax rate of 36.3% in the Prior Quarter primarily due to a reduction in our loss before income taxes.  The effective tax rate is less then the statutory rate due to the loss and relative impact of permanent items and establishment of valuation allowance for certain foreign operating losses where the benefits are not expected to be realized.

Discontinued Operations, Net of Income Taxes.  The Company recorded a loss of $4.2 million, net of income taxes of $2.2 million, as a result of the sale of Capsol Berry Plastics S.p.a.  The results of operation of Capsol Berry Plastics S.p.a are not material.

Net Loss.  Net loss was $7.4 million for the Quarter compared to a net loss of $29.3 million for the Prior Quarter for the reasons discussed above.

26 Weeks Ended March 28, 2009 (“YTD”) Compared to the 26 Weeks Ended March 29, 2008 (“Prior YTD”)

Net Sales.  Net sales increased by 1% to $1,622.8 million for the YTD from $1,607.0 million for the Prior YTD.  This $15.8 million increase includes a sales volume reductio of 7% offset by net selling price increases of 2% and acquisition volume growth of 6%.  The following discussion in this section provides a comparison of net sales by business segment.

	Twenty-Six Weeks Ended
	March 28, 2009	March 29, 2008
Net sales:
Rigid Open Top	$527.2	$471.1
Rigid Closed Top	440.8	359.6
Flexible Films	437.1	528.2
Tapes/Coatings	217.7	248.1
Total net sales	$1,622.8	$1,607.0

Net sales in the Rigid Open Top business increased from $471.1 million in the Prior YTD to $527.2 million in the YTD as a result of base volume growth in the Rigid Open Top business of 5% and net selling price increases of 7%.  Base volume growth is primarily attributed to growth in our thermoformed drink cups.  Net sales in the Rigid Closed Top business increased from $359.6 million in the Prior YTD to $440.8 million in the YTD as a result of acquisition volume growth attributed to Captive, MAC and Erie Plastics of 27% partially offset by an base volume decline of 3% and net selling price decreases of 1%.  The base volume reduction is primarily attributed to the decline in our overcaps and tubes product lines as a result of contracting end use markets.  The Flexible Films business net sales decreased from $528.2 million in the Prior YTD to $437.1 million in the YTD as a result of base volume decline of 16% and net selling price decreases of 1%.  The base volume decline is primarily attributed to the slowness in the housing sector.  Net sales in the Tapes/Coatings business decreased from $248.1 million in the Prior YTD to $217.7 million in the YTD primarily as a result of base volume decline of 15% partially offset by net selling price increases of 3%. The base volume decline is being primarily driven by softness in the new home construction and automotive markets.

Gross Profit.  Gross profit increased by $28.2 million to $249.4 million (15% of net sales) for the YTD from $221.2 million (14% of net sales) for the Prior YTD.  This increase is primarily attributed to a timing lag of passing through changes in raw material costs to our customers and cost reduction programs.

Operating Expenses.  Selling, general and administrative expenses decreased by $1.9 million to $163.5 million for the YTD from $165.4 million for the Prior YTD.  Restructuring and impairment charges decreased to $0.8 million in the YTD compared to $5.2 million in the Prior YTD as a result of a decrease in costs associated with the plant consolidations within the Flexible Films and Tapes/Coatings segments.  Other expenses decreased from $18.9 million in the Prior YTD to $11.2 million for the YTD primarily as a result of a decrease in business optimization expenses.

Operating Income. Operating income increased $42.2 million from $31.7 million in the Prior YTD to $73.9 million in the YTD.  The following discussion in this section provides a comparison of operating income by business segment.

	Twenty-Six Weeks Ended
	March 28, 2009	March 29, 2008
Operating income (loss):
Rigid Open Top	$55.3	$25.5
Rigid Closed Top	24.3	15.2
Flexible Films	(4.4)	(8.8)
Tapes/Coatings	(1.3)	(0.2)
Total operating income	$73.9	$31.7

Operating income for the Rigid Open Top business increased from $25.5 million for the Prior YTD to $55.3 million in the YTD.  The increase of $29.8 million is primarily attributable to a timing lag of passing through changes in raw material costs to our customers.  Operating income for the Rigid Closed Top business increased from $15.2 million for the Prior YTD to $24.3 million in the YTD.  The increase of $9.0 million is primarily attributable to acquisition of Captive and Erie Plastics in addition to a decrease in selling, general and administrative expense.  Operating loss for the Flexible Film business decreased from $8.8 million for the Prior YTD to $4.4 million in the YTD primarily due to decreased business optimization and restructuring expense.  Operating loss for the Tapes/Coatings business increased from an operating loss of $0.2 million for the Prior YTD to an operating loss of $1.3 million in the YTD.  The increase of $1.1 million is primarily attributable to lower volume.

Other Expense (Income).  Other expense (income) recorded YTD consists of $16.2 million gain related to the repurchase of the 10 ¼% Senior Subordinated Notes partially offset by the loss attributed to the fair value adjustment for our interest rate swaps.

Interest Expense, Net.  Net interest expense increased $9.7 million to $138.4 million for the YTD from $128.7 million primarily as a result of increased borrowings to finance the Captive acquisition and amortization of previously recorded unrealized loss in accumulated other comprehensive income (loss) attributed to our interest rate swaps in the Prior YTD offset by a decline in borrowing costs of our variable rate debt.

Income Tax Benefit.  For the YTD, we recorded an income tax benefit of $17.1 million or an effective tax rate of 34.4%, which is a change of $19.3 million from the income tax benefit of $36.4 million or an effective tax rate of 37.6% in the Prior YTD.  The effective tax rate is less than the statutory rate primarily due to the loss and relative impact to permanent items and establishment of valuation allowance for certain foreign operating losses where the benefits are not expected to be realized.

Discontinued Operations, Net of Income Taxes.  The Company recorded a loss of $4.2 million, net of income taxes of $2.2 million, as a result of the sale of Capsol Berry Plastics S.p.a.  The results of operation of Capsol Berry Plastics S.p.a are not material.

Net Loss.  Net loss was $36.8 million for the YTD compared to a net loss of $60.6 million for the Prior YTD for the reasons discussed above.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200.0 million term loan and $381.7 million asset based revolving line of credit, net of defaulting lenders.  The availability under the revolving line of credit is the lesser of $400.0 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  Under the revolving line of credit, the Company is required to maintain a consolidated fixed charge coverage ratio of at least 1.00 to 1.00 during any period when availability falls below 10% and for ten consecutive days after availability exceeds 10%.  The term loan matures on April 3, 2015 and the revolving line of credit matures on April 3, 2013.  The LIBOR rate on the term loan and the line of credit were 0.47% and 0.62% at March 28, 2009, respectively, determined by reference to the costs of funds for eurodollar deposits in dollars in the LIBOR for the interest period relevant to such borrowing plus the applicable margin.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.00% to 1.75% and for the term loan is 2.00%.  The line of credit is also subject to an unused commitment fee for unused borrowings ranging from 0.25% to 0.35% per annum and a letter of credit fee of 0.125% per annum for each letter of credit that is issued.  The revolving line of credit allows up to $100.0 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At March 28, 2009, the Company had $34.5 million under the revolving credit facility in letters of credit outstanding and $95.0 million was outstanding on the revolving line of credit.  At March 28, 2009, the Company had unused borrowing capacity of $252.2 million under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  The Company was in compliance with all covenants at March 28, 2009.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of Adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At March 28, 2009, the Company had unused borrowing capacity of $252.2 million under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio as of March 28, 2009 was 1.0 to 1.0.

Despite not having any financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant of a first lien secured leverage ratio of equal to or less than 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.6 to 1.0 as of March 28, 2009.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA.  The following table reconciles our Adjusted EBITDA of $509.1 million for the twelve months ended March 28, 2009 to net loss.

12 months ended March 28, 2009
Adjusted EBITDA	$509.1
Net interest expense	(271.4)
Depreciation and amortization	(259.1)
Income tax benefit	29.1
Business optimization expense	(17.7)
Restructuring and impairment	(5.2)
Stock based compensation	(22.3)
Management fees	(6.1)
Other non-cash income (expense)	7.0
Pro forma cost reductions	(17.6)
Pro forma synergies (a)	(23.9)
Net loss	$(77.3)

Cash flow from operating activities	$236.2
Cash flow from investing activities	$(182.3)
Cash flow from financing activities	$62.9

(a)	Represents synergies related to the following: Covalence ($10.1 million), Captive ($9.4 million), MAC ($0.6 million) and Erie ($3.8 million).

(b)	For comparison purposes, the following table reconciles our Adjusted EBITDA for thirteen weeks ended March 29, 2009 and March 29, 2008.

	Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Adjusted EBITDA	$120.3	$122.8
Net interest expense	(65.8)	(67.2)
Depreciation and amortization	(63.2)	(63.0)
Income tax benefit	1.3	16.7
Business optimization expense	(4.0)	(3.9)
Restructuring and impairment	(0.2)	(1.7)
Stock based compensation	(0.4)	(4.6)
Management fees	(1.4)	(1.4)
Other non-cash income (expense)	14.2	(3.0)
Pro forma acquisitions	—	(4.7)
Pro forma cost reductions	(4.1)	(4.5)
Pro forma synergies	(4.1)	(14.8)
Net loss	$(7.4)	$(29.3)

Cash flow from operating activities	$115.3	$(20.2)
Cash flow from investing activities	$(53.5)	$(544.1)
Cash flow from financing activities	$(96.8)	$564.3

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

10 ¼% Senior Subordinated Notes
The Company’s $265.0 million in aggregate principal amount of 10 ¼% senior subordinated notes (“10 ¼% Senior Subordinated Notes”) mature on March 1, 2016.  The notes are senior subordinated obligations of the Company and rank junior to all other senior indebtedness that does not contain similar subordination provisions.  No principal payments are required with respect to the 10 ¼% Senior Subordinated Notes prior to maturity.  Interest on the 10 ¼% Senior Subordinated Notes is due semi-annually on March 1 and September 1.  In March 2009 BP Parallel LLC, a non-guarantor subsidiary of the Company, purchased $24.0 million of the 10 ¼% Senior Subordinated Notes for $7.6 million in cash, plus accrued interest.  The repurchase resulted in a net gain of $16.2 million, which is in Other expense (income) in our Consolidated Statement of Operations.  The Company funded the purchase with cash on hand.

Berry Group Indebtedness
On June 5, 2007, the Company’s parent, Berry Plastics Group, Inc. (“Berry Group”), entered into a $500.0 million senior unsecured term loan agreement (“Senior Unsecured Term Loan”) with a syndicate of lenders.  The Senior Unsecured Term Loan matures on June 5, 2014 and was sold at a 1% discount, which is being amortized over the life of the loan.  Interest on the agreement is payable on a quarterly basis and bears interest at the Company’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (1.16% at March 28, 2009) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows Berry Group to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This option expires on the five year anniversary of the loan.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The notes are unsecured and there are no guarantees by Berry Plastics Corporation or any of its subsidiaries and therefore this financial obligation is not recorded in the Consolidated Financial Statements of Berry Plastics Corporation.  Berry Group elected to exercise the PIK interest option during 2008 and the first and second quarters of 2009, which resulted in the balance on the loan increasing to $580.1 million as of March 28, 2009.

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

In March 2009, BP Parallel LLC agreed in aggregate to invest approximately $134 million to purchase assignments of $415 million principal of the Company’s parent, Berry Plastics Group, Inc., senior unsecured term loan.  As of May 8, 2009, the Company had closed on $105.9 million of these assignments and expects to close on the remaining in the third quarter of fiscal 2009.

In April 2009, BP Parallel LLC agreed to invest approximately $13 million to purchase assignments of $57.9 million principal of the Company’s parent, Berry Plastics Group, Inc., senior unsecured term loan.  The Company expects to close in the third quarter of fiscal 2009.

Cash Flows
Net cash provided by operating activities was $226.9 million for the YTD compared to $0.5 million for the Prior YTD.  This increase of $226.4 million is primarily the result of a $177.4 million change in working capital primarily due to declining resin costs and improved operating performance primarily driven by realization of synergies and the timing lag of passing through reduction of raw material costs in our Rigid Open Top and Closed Top Segments.

Net cash used for investing activities decreased from $574.2 million for the Prior YTD to $100.9 million for the YTD primarily as a result of the acquisition of Captive and disposal of assets related to a sale-leaseback transaction in the Prior YTD partially offset by increased capital spending in the YTD.  Our capital expenditures are forecasted to be approximately $195 million for fiscal 2009 and will be funded from cash flows from operating activities and availability under our revolving credit facilities.

Net cash used for financing activities was $179.2 million for the YTD compared to net cash provided by financing activities of $578.9 million for the Prior YTD.  This change of $758.1million is primarily attributed to the reduction of revolving line of credit and the borrowing of the Senior Secured Bridge Loan to fund the Captive acquisition in the Prior YTD.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 27, 2008.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At March 28, 2009, our cash balance was $135.3 million, and we had unused borrowing capacity of $252.2 million (reflects the reduction of Lehman’s commitment) under our revolving line of credit.

Accounts Receivable and Inventory

	March 28, 2009	September 27, 2008
Net Sales (last 12 months)	$3,528.9	$3,513.1
Average Accounts Receivable	362.1	397.5
AR Turnover Rate (a)	9.7	8.8

Cost of Goods Sold (last 12 months)	$3,006.9	$3,019.3
Average Inventory	412.1	442.8
Inventory Turnover Rate (b)	7.3	6.8
          (a) Accounts Receivable Turnover Rate = Revenue for the last twelve months divided by average accounts receivable.
                      (b) Inventory Turnover Rate = Cost of goods sold divided for the last twelve months divided by average ending inventory.

Critical Accounting Policies

We disclosed those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the Form 10-K filed with the SEC for the fiscal year ended September 27, 2008.  Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect.  The following critical accounting policies have been updated for the period ended March 28, 2009.

Goodwill. We are required to perform a review for impairment of goodwill in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill is considered to be impaired if we determine that the carrying value of the reporting unit exceeds its fair value. In addition to the annual review, an interim review is required if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Examples of such events or circumstances could include, but are not limited to: a significant decline in our earnings, a significant decline in the total value of our Company, unanticipated competition or a loss of key personnel.

The following table presents carrying value as of our most recent evaluation for impairment of goodwill compared to Goodwill by reportable segment:

	Carrying Value as of	Goodwill as of
	June 30, 2008	March 28, 2009	September 27, 2008
Rigid Open Top	$1,433.4	$646.3	$646.3
Rigid Closed Top	1,470.6	763.8	773.9
Flexible Films	462.4	16.9	23.3
Tapes/Coatings	336.9	5.8	5.8
Total	$3,703.3	$1,432.8	$1,449.3

In accordance with our policy, we completed our most recent annual evaluation for impairment of goodwill as of June 30, 2008 and determined that no goodwill impairment existed. Our evaluation included management estimates of cash flow projections based on an internal strategic review. Key assumptions from this strategic review included EBITDA growth.  For purposes of this test, we held our EBITDA as a percentage of revenue at approximately 13.5% which has been consistent with our historical experience.  Growth by reporting unit varies in 2009 as the Rigid Open Top and Rigid Closed Top segments is driving the majority of the increase and the Flexible Films and Tapes/Coatings segments are expecting to have inflationary type earnings growth in 2009.  For the purposes of this test, the Company has forecasted overall growth of only 3.5% in the following three years and has further reduced this to 3.0% in the terminal year.  We assumed that the Company would maintain its capital spending of approximately $200 million to continue to increase efficiencies in production and have assumed that these efficiencies would be offset by other rising costs in selling, general and administrative expenses.  All of these assumptions were utilized to calculate our discounted cash flows for each reporting unit in order to determine that no goodwill was impaired.  Finally, we performed sensitivity analysis by changing the weighted average cost of capital by 10% which still resulted in no goodwill impairment.  We also performed a calculation of our total enterprise value utilizing comparable EBITDA multiples of our peer companies to corroborate that the fair value that was derived from discounted cash flow analysis was consistent with our market peers.   Given the uncertainty in economic trends, we cannot guarantee that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $1.4 billion at March 28, 2009 with substantially all of our Goodwill relating to our Rigid Open Top and Closed Top segments.

Deferred Taxes and Effective Tax Rates. We estimate the effective tax rates and associated liabilities or assets for each legal entity of ours in accordance with SFAS No. 109.  We use tax-planning to minimize or defer tax liabilities to future periods. In recording effective tax rates and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of United States, foreign, state, and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the United States Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  For interim periods, we accrue our tax provision at the effective tax rate that we expect for the full year.  As the actual results from our various businesses vary from our estimates earlier in the year, we adjust the succeeding interim periods’ effective tax rates to reflect our best estimate for the year-to-date results and for the full year.  As part of the effective tax rate, if we determine that a deferred tax asset arising from temporary differences is not likely to be utilized, we will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company believes that it will not generate sufficient future taxable income to realize the tax benefits in foreign jurisdictions related to the deferred tax assets of Ociesse S.r.l. and Berry Plastics de Mexico.  Therefore, the company has provided a full valuation allowance against its foreign net operating losses included within the deferred tax assets for Ociesse S.r.l. and Berry Plastics de Mexico.  The Company fully anticipates realization of the full tax benefit generated by of U.S operations due to reversal of our deferred tax liabilities offset by deferred assets which are for the same jurisdiction and character.  Our valuation allowance against deferred tax assets was $5.3 million and $5.0 million as of March 28, 2009 and September 27, 2008, respectively.

Pension.  Pension benefit costs include assumptions for the discount rate, retirement age, and expected return on plan assets.  Retiree medical plan costs include assumptions for the discount rate, retirement age, and health-care-cost trend rates.  These assumptions have a significant effect on the amounts reported.  In addition to the analysis below, see the notes to the Consolidated Financial Statements for additional information regarding our retirement benefits.  Periodically, we evaluate the discount rate and the expected return on plan assets in our defined benefit pension and retiree health benefit plans.  In evaluating these assumptions, we consider many factors, including an evaluation of the discount rates, expected return on plan assets, health-care-cost trend rates of other companies, our historical assumptions compared with actual results, an analysis of asset allocations based on current market conditions and the views of advisers.  In evaluating our expected retirement age assumption, we consider the retirement ages of our past employees eligible for pension and medical benefits together with our expectations of future retirement ages.  We believe our pension and retiree medical plan assumptions are appropriate based upon the above factors.  A one percent increase or decrease in our health-care-cost trend rates would not have a material impact on the results of operations of the Company.  Also, a one quarter percentage point change in our discount rate or expected return on plan assets would not have a material impact on the results of operations of the Company.  Due to volatility in the credit markets, our investment assets that are held by our various pension plans have declined in value.  The fair value of our pension plan assets have decreased from approximately $41.2 million as of September 29, 2007 to $33.2 million as of March 28, 2009.  This decrease in the fair value of the pension assets has increased our potential funding obligations of these plans which is not expected to be material in any one year.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200.0 million term loan and (ii) a $400.0 million revolving credit facility.  At March 28, 2009, $95.0 million was outstanding on the revolving credit facility.  The net outstanding balance of the term loan at March 28, 2009 was $1,179.0 million.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $680.6 million of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured notes are comprised of (i) $525.0 million fixed rate notes and (ii) $225.0 million floating rate notes.  The floating rate notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At March 28, 2009, the LIBOR rate of 0.47% was applicable to the term loan and 1.09% was applicable to the senior secured first priority notes and second priority floating rate notes.  If the LIBOR rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of $3.9 million and $7.9 million, respectively.

In August 2007, Berry entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expires on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The Company’s term loan gives them the option to elect different interest rate reset options.  On November 5, 2008, the Company began and continues to utilize 1-month LIBOR contracts for the underlying senior term loan.  The Company’s change in interest rate selection along with their continued use of this alternative rate caused the Company to lose hedge accounting.  The Company has recorded all subsequent changes in fair value from November 5, 2008 to March 28, 2009 in the income statement and is amortizing the interest rate swap balance in accumulated other comprehensive income to interest expense through the end of the respective swap agreement.  The Company estimates the fair value of the interest rate swap transactions identified above to be a liability of $23.7 million and $15.0 million as of March 28, 2009 and September 27, 2008, respectively.  The fair value of these interest rate swaps is subject to movements in LIBOR and may fluctuate in future periods.  A .25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

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

Our management team is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in this Form 10-Q.  Berry’s principal executive officer and principal financial officer have concluded that Berry’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Berry in the reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed , summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Berry’s management, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.  The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including consolidated subsidiaries, is made known to members of senior management and the Board of Directors.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of March 28, 2009.  Based on the identification and the evaluation of the material weaknesses in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of March 28, 2009, the Company’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in the reasonable possibility that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected in a timely manner. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A design deficiency exists when a control necessary to meet the control objective is missing or an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.  In connection with Management’s assessment of the Company’s internal control over financial reporting, Management identified the following material weaknesses in the Company’s internal control over financial reporting as of March 28, 2009.

•
The Company has completed the Flex Films segment transition from Old Covalence’s financial system to Berry’s new financial system.  Due to the timing of transition, the Company was unable to complete testing of controls over financial reporting for the Flex Films segment as of March 28, 2009.  This resulted in Management being unable to accurately assess the effectiveness of the Flex Film’s controls over financial reporting.

•	Ineffective review of account reconciliations to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation.

•	Ineffective review of the Company’s tax provision to ensure that deferred tax balances were properly stated.

Plans to Remediate Material Weaknesses in Internal Control over Financial Reporting

In light of the material weaknesses described above, the Company performed additional analysis and other procedures to ensure that the Consolidated Financial Statements included in this report were prepared in accordance with accounting principles generally accepted in the United States ("GAAP").  These procedures included additional testing of certain balances and accounts as of March 28, 2009 to ensure the accuracy of the annual financial statements.

Management has engaged in, and continues to engage in, substantial efforts to address the material weaknesses in the Company’s internal control over financial reporting.  The Company is currently transitioning and converting the legacy Old Covalence Holding systems to the Old Berry Group systems which will result in cohesive disclosure controls and procedures.  The Company is also in the process of implementing new account reconciliation procedures to ensure that the balances were accurate and agreed to appropriate supporting detail, calculations or other documentation.  In addition, the Company is also designing new procedures to ensure their book to tax differences are properly identified and all deferred tax balances are properly stated.

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

May 11, 2009

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