Form 10-Q
period 2009-06-27
BERRY IOWA CORP; CARDINAL PACKAGING INC; CPI HOLDING CORP; KERR GROUP INC; BERRY STERLING CORP; PACKERWARE CORP; VENTURE PACKAGING INC; KNIGHT PLASTICS INC; AEROCON INC /DE/; POLY SEAL CORP
filed 2009-08-10
CIK 919467, 1093665, 1093666, 55454, 1075619, 1075620, 1075622, 1075626, 1075629, 79401

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]            Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2009
or
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

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes [   ]  No [X]

As of August 10, 2009, all of the outstanding 100 shares of the Common Stock, $.01 par value, of Berry Plastics Corporation were held by Berry Plastics Group, Inc.

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

Berry Plastics Corporation

Form 10-Q Index

For Quarterly Period Ended June 27, 2009

Part 1.   Financial Information
Item 1.   Financial Statements

Berry Plastics Corporation
Consolidated Balance Sheets
 (In Millions of Dollars)

	June 27, 2009	September 27, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28.5	$189.7
Accounts receivable (less allowance for doubtful accounts of $9.7 at June 27, 2009 and $12.1 at September 27, 2008)	328.1	422.5
Inventories, net:
Finished goods	232.2	306.1
Raw materials and work in process	151.9	194.2
	384.1	500.3
Deferred income taxes	35.3	35.3
Prepaid expenses and other current assets	25.6	49.3
Total current assets	801.6	1,197.1

Property and equipment:
Land	40.3	39.1
Buildings and improvements	175.6	165.3
Equipment and construction in progress	1,078.5	978.5
	1,294.4	1,182.9
Less accumulated depreciation	423.7	320.1
	870.7	862.8

Goodwill, intangible assets and deferred costs	2,567.8	2,662.2
Other assets	136.9	2.0
	2,704.7	2,664.2
Total assets	$4,377.0	$4,724.1

Berry Plastics Corporation
Consolidated Balance Sheets (continued)
(In Millions of Dollars)

	June 27, 2009	September 27, 2008
	(Unaudited)
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$205.0	$253.8
Accrued expenses and other current liabilities	213.2	206.6
Current portion of long-term debt	20.8	21.4
Total current liabilities	439.0	481.8

Long-term debt, less current portion	3,343.9	3,578.2
Deferred income taxes	187.2	212.3
Other long-term liabilities	98.3	99.9
Total liabilities	4,068.4	4,372.2

Commitments and contingencies

Stockholders' equity:
Parent Company Investment, net	628.8	617.2
Accumulated deficit	(288.5)	(253.0)
Accumulated other comprehensive loss	(31.7)	(12.3)
Total stockholders’ equity	308.6	351.9
Total liabilities and stockholders’ equity	$4,377.0	$4,724.1

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Operations
(Unaudited)
 (In Millions of Dollars)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$769.7	$939.9	$2,392.5	$2,546.9
Cost of goods sold	612.6	800.8	1,986.0	2,186.6
Gross profit	157.1	139.1	406.5	360.3

Operating expenses:
Selling, general and administrative	84.9	85.5	249.1	250.9
Restructuring and impairment charges	8.0	3.4	8.8	8.6
Other operating expenses	6.9	3.6	17.4	22.5
Operating income	57.3	46.6	131.2	78.3

Other income	(9.9)	—	(24.7)	—
Interest expense, net	60.2	64.2	198.6	192.9
Net income (loss) from continuing operations before income taxes	7.0	(17.6)	(42.7)	(114.6)
Income tax expense (benefit)	5.7	(6.4)	(11.4)	(42.8)
Net income (loss) from continuing operations	$1.3	$(11.2)	$(31.3)	$(71.8)

Discontinued operations, net of income taxes	—	—	(4.2)	—
Net income (loss)	$1.3	$(11.2)	$(35.5)	$(71.8)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statement of Changes in Stockholders' Equity
For Thirty-Nine Weeks Ended June 27, 2009 and June 28, 2008
(Unaudited)
(In Millions of Dollars)

	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at September 29, 2007	$598.1	$3.8	$(151.9)	$450.0
Stock compensation expense	15.3	—	—	15.3
Net loss	—	—	(71.8)	(71.8)	$(71.8)
Currency translation	—	2.1	—	2.1	2.1
Derivative valuation	—	(5.4)	—	(5.4)	(5.4)
Balance at June 28, 2008	$613.4	$0.5	$(223.7)	$390.2	$(75.1)

	Parent Company Investment	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Income (Loss)
Balance at September 27, 2008	$617.2	$(12.3)	$(253.0)	$351.9
Stock compensation expense	12.1	—	—	12.1
Net transfers to parent	(0.5)	—	—	(0.5)
Net loss	—	—	(35.5)	(35.5)	$(35.5)
Currency translation	—	(21.0)	—	(21.0)	(21.0)
Derivative valuation	—	1.6	—	1.6	1.6
Balance at June 27, 2009	$628.8	$(31.7)	$(288.5)	$308.6	$(54.9)

See notes to consolidated financial statements.

Berry Plastics Corporation
Consolidated Statements of Cash Flows
(Unaudited)
(In Millions of Dollars)

	Thirty-Nine Weeks Ended
	June 27, 2009	June 28, 2008
Operating activities
Net loss	$(35.5)	$(71.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	188.7	187.9
Non-cash interest expense	24.3	9.1
Non-cash compensation	12.1	15.3
Other non-cash expense	11.9	—
Non-cash gain on investment in 10 ¼% Senior Subordinated Notes	(23.6)	—
Deferred income tax benefit	(14.8)	(47.0)
Changes in operating assets and liabilities:
Accounts receivable, net	87.7	(1.0)
Inventories	112.4	(71.8)
Prepaid expenses and other assets	22.3	1.2
Accounts payable and other liabilities	(45.7)	23.4
Net cash provided by operating activities	339.8	45.3
Investing activities
Additions to property and equipment	(144.2)	(125.2)
Proceeds from disposal of assets	1.9	82.3
Investment in Berry Plastics Group debt securities	(132.0)	—
Acquisition of businesses, net of cash acquired	(4.6)	(577.1)
Net cash used for investing activities	(278.9)	(620.0)
Financing activities
Proceeds from long-term borrowings	0.8	1,191.0
Repayments on long-term borrowings	(222.1)	(588.6)
Sale of interest rate hedge	—	2.4
Debt financing costs	(0.4)	(25.3)
Transfers to parent, net	(0.5)	—
Net cash (used for) provided by financing activities	(222.2)	579.5
Effect of exchange rate changes on cash	0.1	(0.3)
Net (decrease) increase in cash and cash equivalents	(161.2)	4.5
Cash and cash equivalents at beginning of period	189.7	14.6
Cash and cash equivalents at end of period	$28.5	$19.1

See notes to consolidated financial statements.

Berry Plastics Corporation
Notes to Consolidated Financial Statements
(Unaudited)
 (In millions of dollars, except as otherwise noted)

1.	Background and Nature of Operations

Berry Plastics Corporation (“Berry” or the “Company”) manufactures and markets plastic packaging products, plastic film products, specialty adhesives and coated products.  At June 27, 2009 the Company had 64 production and manufacturing facilities, with 58 located in the United States.  Berry is a wholly-owned subsidiary of Berry Plastics Group, Inc. (“Berry Group”).  Berry Group is primarily owned by affiliates of Apollo Management, L.P. and Graham Partners.  Berry, through its wholly owned subsidiaries operates in four primary segments:  Rigid Open Top, Rigid Closed Top, Flexible Films, and Tapes/Coatings.  The Company’s customers are located principally throughout the United States, without significant concentration in any one region or with any one customer.

2.	Basis of Presentation

The accompanying unaudited Consolidated Financial Statements of Berry have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1934.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full fiscal year.  The accompanying financial statements include the results of the Company and its wholly owned subsidiaries.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 27, 2008.  All intercompany transactions have been eliminated.  The Company issued financial statements by filing with the Securities and Exchange Commission on August 10, 2009. The Company has evaluated subsequent events up to the time of the filing.

Related Party Transactions and Allocations
The Company’s operating results for the thirteen and thirty-nine week periods ended June 27, 2009 and June 28, 2008 represent the Consolidated Results of Operations of the Company.  The balance sheets as of June 27, 2009 and September 27, 2008 represent the Consolidated Balance Sheets of the Company as of the respective dates.  Berry has recorded expense in their financial statements of $0.1 million and $6.0 million for the thirteen weeks ended and $12.1 million and $15.3 million for the thirty-nine weeks ended as of June 27, 2009 and June 28, 2008, respectively, related to stock compensation of Berry Group.  The Company has recorded management fees of $1.8 million and $1.8 million for the thirteen weeks ended and $4.7 million and $4.5 million for the thirty-nine weeks ended June 27, 2009 and June 28, 2008, respectively, charged by Apollo and other investors to Berry Group and recorded income taxes to push down the respective amounts that relate to the consolidated operations of the Company.  Parent Company Investment includes the equity from Berry Group that was invested in Berry by Apollo and other shareholders.

BP Parallel LLC, a non-guarantor subsidiary of the Company invested $129.4 million during the third quarter to purchase assignments totaling $391.3 million of Berry Group’s senior unsecured term loan (“Senior Unsecured Term Loan”).  The Senior Unsecured Term Loan matures on June 5, 2014.  Interest on the loan is payable on a quarterly basis and bears interest at Berry Group’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (0.56% at June 27, 2009) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows Berry Group to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This expires on the five year anniversary of the loan and if elected increases the rate per annum by 75 basis points for the specific interest period.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The notes are unsecured and there are no guarantees by Berry Plastics Corporation.

The Company is accounting for its investments in the Senior Unsecured Term Loan as a held-to-maturity investment in accordance with the investment accounting standards of the Financial Accounting Standards Board (“FASB”).  The Company has the intent and ability to hold the security to maturity.  The investment is stated at amortized cost and the discount is being accreted under the effective interest method to interest income until the maturity of the debt on June 5, 2014.  The Company has recorded their investment in Other assets in the Consolidated Balance Sheet and is recording the interest income and the income from the discount on the purchase of Senior Unsecured Term Loan in Interest expense, net in the Consolidated Statements of Operations.  The Company has recognized $3.0 million of interest and accretion income for the thirteen and thirty-nine week periods ended June 27, 2009.

3.  Acquisition and Divestiture

Erie County Plastics Corporation
In November 2008, Berry was the successful bidder to acquire certain assets of Erie County Plastics Corporation (“Erie Plastics”), a custom injection molder of plastics packaging and components, for $4.6 million.  Erie Plastics previously filed for bankruptcy protection on September 29, 2008.

Sale of Capsol Berry Plastics S.p.a.
In March 2009, the Company sold Capsol Berry Plastics S.p.a.  This business generated annual net sales of approximately $17.0 million and was included in the Rigid Closed Top segment.  The sale resulted in a net loss of $4.2 million, net of tax, which is included in discontinued operations.

4.  Restructuring

The Company announced various restructuring plans in the last three fiscal years which included shutting down facilities in all four of the Company’s operating segments.

In 2009 the Company announced the intention to shut down a manufacturing facility within its Flexible Films division located in Bloomington, Minnesota and a manufacturing facility within its Rigid Open Top division located in Toluca, Mexico.  The $7.8 million of non-cash asset impairment costs recognized as of June 27, 2009 related to these restructuring plans has been reported as Restructuring expense in the Consolidated Statements of Operations. The remaining liability has been included within Accrued expenses on the Consolidated Balance Sheet.

The table below sets forth the Company’s estimate of the total cost of the restructuring programs, the cumulative portion recognized through June 27, 2009 and the portion expected to be recognized in a future period:

	Expected Total Costs	Recognized through June 27, 2009	To be Recognized in Future
Severance and termination benefits	$8.7	$8.5	$0.2
Facility exit costs	20.7	19.4	1.3
Asset impairment	25.9	25.9	—
Other	7.0	3.6	3.4
Total	$62.3	$57.4	$4.9

The Company incurred restructuring costs related to severance, asset impairment and facility exit costs of $8.0 million and $3.4 million for the thirteen weeks ended and $8.8 million and $8.6 million for the thirty-nine weeks ended as of June 27, 2009 and June 28, 2008, respectively.

The table below sets forth the activity with respect to the restructuring accrual at September 27, 2008 and June 27, 2009:

	Employee Severance and Benefits	Facilities Exit Costs	Other		Non-cash		Total
Balance at September 29, 2007	$3.0	$10.4	$	―	$	―	$13.4
Charges	0.3	7.9		1.4		―	9.6
Cash payments	(3.3)	(14.2)		(1.4)		―	(18.9)
Balance at September 27, 2008	―	4.1		―		―	4.1
Charges	0.7	0.3		―		7.8	8.8
Non-cash asset impairment	―	―		―		(7.8)	(7.8)
Cash payments	(0.3)	(1.4)		―		―	(1.7)
Balance at June 27, 2009	$0.4	$3.0	$	―	$	―	$3.4

5.  Goodwill, Intangible Assets and Deferred Costs

The following table sets forth the gross carrying amount and accumulated amortization of the Company’s goodwill, intangible assets and deferred costs:

	June 27, 2009	September 27, 2008	Amortization Period
Deferred financing fees	$68.9	$69.3	Respective debt
Accumulated amortization	(21.8)	(15.5)
Deferred financing fees, net	47.1	53.8

Goodwill	1,435.4	1,449.3	Indefinite lived

Customer relationships	1,030.2	1,033.0	11 – 20 years
Trademarks	264.9	265.2	Indefinite lived
Other intangibles	53.4	53.3	10-20 years
Accumulated amortization	(263.2)	(192.4)
Intangible assets, net	1,085.3	1,159.1
Total Goodwill, Intangible Assets and Deferred Costs	$2,567.8	$2,662.2

6.  Accrued Expenses and Other Current Liabilities

The following table sets forth the totals included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

	June 27, 2009	September 27, 2008
Employee compensation, payroll and other taxes	$66.1	$62.3
Interest	36.5	27.8
Restructuring	3.4	4.1
Rebates	42.4	51.5
Other	64.8	60.9
	$213.2	$206.6

7.      Long-Term Debt

Long-term debt consists of the following:

	Maturity Date	June 27, 2009	September 27, 2008
Term loan	April 3, 2015	$1,176.0	$1,185.0
Revolving line of credit	April 3, 2013	70.0	257.1
First Priority Senior Secured Floating Rate Notes	February 15, 2015	680.6	680.6
Debt discount on First Priority Notes		(15.8)	(18.0)
Second Priority Senior Secured Fixed Rate Notes	September 15, 2014	525.0	525.0
Second Priority Senior Secured Floating Rate Notes	September 15, 2014	225.0	225.0
11% Senior Subordinated Notes	September 15, 2016	451.2	441.2
10 ¼% Senior Subordinated Notes	March 1, 2016	221.1	265.0
Capital leases and other	Various	31.6	38.7
		3,364.7	3,599.6
Less current portion of long-term debt		(20.8)	(21.4)
		$3,343.9	$3,578.2

The current portion of long-term debt consists of $12.0 million of principal payments on the term loan and $8.8 million of principal payments related to capital lease obligations.  The Company was in compliance with its covenants as of June 27, 2009.

At June 27, 2009 the fair value of the Company’s long-term debt approximated the carrying amount, except for the Company’s term loan, Senior Secured First Priority Notes, Fixed Rate Notes, Floating Rate Notes, 11% Senior Subordinated Notes and 10 ¼% Senior Subordinated Notes for which the carrying value exceeded the fair value by $147.0 million, $81.7 million, $78.8 million, $76.5 million, $126.3 million and $61.9 million, respectively.

At June 27, 2009, there was $70.0 million outstanding on the revolving line of credit and $31.9 million in letters of credit outstanding.  At June 27, 2009, the Company had unused borrowing capacity of $279.8 million (net of defaulting lenders) under the revolving line of credit subject to the solvency of the Company’s lenders to fund their obligations and the Company’s borrowing base calculations.

In fiscal 2009, BP Parallel LLC, a non-guarantor subsidiary of the Company, had purchased $43.9 million of 10 ¼% Senior Subordinated Notes for $19.6 million in cash, plus accrued interest.  The repurchase resulted in a net gain of $23.6 million, which is recorded in Other income in the Consolidated Statement of Operations.  The Company funded the purchases with cash on hand.

8. Derivative Instruments

As part of the overall risk management, the Company uses derivative instruments to reduce exposure to changes in interest rates and resin prices.  For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation.  To the extent hedging relationships are found to be effective, as determined by SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), changes in fair value of the derivatives are offset by changes in the fair value of the related hedged item are recorded to Accumulated other comprehensive loss. Management believes hedge effectiveness is evaluated properly in preparation of the financial statements.

Interest rate swaps are entered into to manage interest rate risk associated with the Company’s floating-rate borrowings.  Forward contracts on plastic resin, the Company’s primary raw material, are entered into to manage the price risk associated with forecasted purchases of materials used in the Company’s manufacturing process.

Cash Flow Hedging Strategy
For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction and in the same line item associated with the transaction and in the same period or periods during which the hedged transaction affects earnings.  The Company’s forward derivative agreements related to resin contracts are currently immaterial.

The Company entered into three interest rate swap transactions in 2007 and 2008, and initially designated these hedges as cash flow hedges under SFAS 133.  The Company settled one of these instruments in April 2008 and is amortizing the remaining balance from Accumulated other comprehensive loss to Interest expense.  The remaining two hedges were accounted as cash flow hedges through November 5, 2008, at which time the Company determined the swaps no longer qualified as a cash flow hedge.  The balance in Accumulated other comprehensive loss is being amortized to Interest expense and the future changes in the derivative value are being recorded in Other income.

	Liability Derivatives
Derivatives not designated as hedging instruments under Statement 133	Balance Sheet Location	June 27, 2009	September 27, 2008
Interest rate swaps	Other LT liabilities	$14.8	$15.0
	Accrued exp and other current liabilities	4.4	―
		$19.2	$15.0

The effect of the derivative instruments on the Consolidated Statement of Operations for the thirteen and thirty-nine weeks ended June 27, 2009, are as follows:
	Income Statement	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	Location	June 27, 2009	June 27, 2009
Derivatives not designated as hedging instruments under Statement 133
Interest rate swaps	Other income	$(2.6)	$(1.4)
	Interest expense	$3.5	$9.4

In August 2007, the Company entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expires on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The counterparty to these agreements is a global financial institution.

On January 22, 2008, the Company entered into an interest rate swap transaction to protect $300.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreement became effective February 5, 2008.  The swap agreement had a notional amount of $300.0 million and swap three month variable LIBOR contracts for a fixed three year rate of 2.962%.  On April 23, 2008, the Company elected to settle this derivative instrument and received $2.4 million on April 25, 2008 as a result of this settlement.  The offset is included in Accumulated other comprehensive loss and is being amortized to Interest expense through February 5, 2011, the original term of the swap agreement.

The Company’s term loan gives the option to elect different interest rate reset options.  On November 5, 2008, the Company began and continues to utilize 1-month LIBOR contracts for the underlying senior secured credit facility.  The Company’s change in interest rate selection along with the continued use of this alternative rate caused the Company to lose hedge accounting on both of the interest rate swaps entered into in August 2007.  The Company has recorded all subsequent changes in fair value from November 5, 2008 to June 27, 2009 in the statement of operations and is amortizing the previously recorded unrealized loss in Accumulated other comprehensive loss to Interest expense through the end of the respective swap agreement.

9.  Fair Value Measurements

In September 2006, the FASB issued the Statement of Financial Accounting Standards (“SFAS”) No. 157 and in February 2007, issued SFAS No. 159. Both standards address aspects of the expanding application of fair value accounting.  Effective September 28, 2008, we adopted SFAS No. 157 and SFAS No. 159.  In accordance with the provisions of the FASB Staff Position No. FAS 157-2, we have decided to defer adoption of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value that were not previously required to be measured at fair value.  We have not elected to measure any financial assets or financial liabilities at fair value that were not previously required to be measured at fair value.

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

As of June 27, 2009, the Company has interest rate swap liabilities totaling $19.2 million which the fair value was determined using Level 2 inputs as other significant observable inputs were available.

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

11.  Comprehensive Income (Loss)

The details of comprehensive income (loss) are as follows:
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income (loss)	$1.3	$(11.2)	$(35.5)	$(71.8)
Derivative instruments	2.6	11.3	1.6	(5.4)
Currency translation income (loss)	11.5	2.0	(21.0)	2.1
Comprehensive income (loss)	$15.4	$2.1	$(54.9)	$(75.1)

12. Income Taxes

The effective tax rate from continuing operations was 26.7% and 37.3% for the thirty-nine weeks ended June 27, 2009 and June 28, 2008, respectively.  A reconciliation of income tax benefit, computed at the federal statutory rate, to income tax benefit, as provided for in the financial statements, is as follows:

	Thirty-Nine Weeks Ended
	June 27, 2009	June 28, 2008
Income tax benefit computed at statutory rate	$(14.9)	$(40.1)
State income tax benefit, net of federal taxes	(0.9)	(2.5)
Expenses not deductible for income tax purposes	0.5	0.2
Change in valuation allowance	3.2	0.8
Other	0.7	(1.2)
Income tax benefit	$(11.4)	$(42.8)

13. Operating Segments

Berry’s operations are organized into four reportable segments: Rigid Open Top, Rigid Closed Top, Flexible Films, and Tapes/Coatings.  The Company has manufacturing and distribution centers in the United States, Canada, Mexico, Belgium and India.  The Company evaluates the performance of and allocates resources to these segments based on revenue and other segment profit measures.  The North American operation represents 94% of the Company’s net sales and 97% of the total assets.  Selected information by reportable segment is presented in the following table:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales:
Rigid Open Top	$265.3	$284.6	$792.5	$755.7
Rigid Closed Top	203.7	247.5	644.5	607.1
Flexible Films	199.8	278.0	636.9	806.2
Tapes/Coatings	100.9	129.8	318.6	377.9
Total net sales	$769.7	$939.9	$2,392.5	$2,546.9
Operating income (loss):
Rigid Open Top	$30.3	$26.3	$85.6	$51.8
Rigid Closed Top	18.1	20.7	42.4	35.9
Flexible Films	7.0	(2.7)	2.6	(11.5)
Tapes/Coatings	1.9	2.3	0.6	2.1
Total operating income	$57.3	$46.6	$131.2	$78.3
Depreciation and amortization:
Rigid Open Top	$21.2	$21.5	$61.4	$65.1
Rigid Closed Top	23.1	23.6	69.0	62.2
Flexible Films	11.1	11.3	33.3	33.4
Tapes/Coatings	8.4	8.9	25.0	27.2
Total depreciation and amortization	$63.8	$65.3	$188.7	$187.9

	June 27, 2009	September 27, 2008
Total assets:
Rigid Open Top	$1,830.4	$2,019.6
Rigid Closed Top	1,525.6	1,648.8
Flexible Films	660.6	637.8
Tapes/Coatings	360.4	417.9
Total assets	$4,377.0	$4,724.1

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

	June 27, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$175.5	$557.4	$68.7	$—	$801.6
Net property and equipment	188.7	647.4	34.6	—	870.7
Other noncurrent assets	3,470.9	2,318.4	211.1	(3,296.2)	2,704.7
Total assets	$3,835.1	$3,523.2	$314.4	$(3,296.2)	$4,377.0

Current liabilities	$125.1	$291.8	$23.6	$(1.5)	$439.0
Noncurrent liabilities	3,401.4	262.1	9.7	(43.8)	3,629.4
Equity (deficit)	308.6	2,969.3	281.1	(3,250.9)	308.6
Total liabilities and equity (deficit)	$3,835.1	$3,523.2	$314.4	$(3,296.2)	$4,377.0

	September 27, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Balance Sheet
Current assets	$433.2	$672.2	$91.7	$—	$1,197.1
Net property and equipment	201.2	610.9	50.7	—	862.8
Other noncurrent assets	3,442.8	2,378.3	67.7	(3,224.6)	2,664.2
Total assets	$4,077.2	$3,661.4	$210.1	$(3,224.6)	$4,724.1

Current liabilities	$145.3	$308.6	$27.9	$—	$481.8
Noncurrent liabilities	3,580.0	296.7	13.7	—	3,890.4
Equity (deficit)	351.9	3,056.1	168.5	(3,224.6)	351.9
Total liabilities and equity (deficit)	$4,077.2	$3,661.4	$210.1	$(3,224.6)	$4,724.1

	Thirteen Weeks Ended June 27, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$169.6	$550.8	$49.3	$—	$769.7
Cost of goods sold	147.6	424.1	40.9	—	612.6
Gross profit	22.0	126.7	8.4	—	157.1
Selling, general, and administrative expense	16.4	63.7	4.8	—	84.9
Restructuring and impairment charges	2.8	—	5.2	—	8.0
Other operating expenses	1.4	5.7	(0.2)	—	6.9
Operating income (loss)	1.4	57.3	(1.4)	—	57.3
Other income	(9.9)	—	—	—	(9.9)
Interest expense (income), net	72.5	(15.7)	3.4	—	60.2
Equity in net income of subsidiary	62.6	—	—	(62.6)	—
Income (loss) before income taxes	1.4	73.0	(4.8)	(62.6)	7.0
Income tax expense	0.1	2.5	3.1	—	5.7
Net income (loss)	$1.3	$70.5	$(7.9)	$(62.6)	$1.3

	Thirteen Weeks Ended June 28, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$241.8	$630.4	$67.7	$—	$939.9
Cost of goods sold	226.6	515.3	58.9	—	800.8
Gross profit	15.2	115.1	8.8	—	139.1
Selling, general, and administrative expense	23.2	55.0	7.3	—	85.5
Restructuring and impairment charges	1.0	2.4	—	—	3.4
Other operating expenses	2.0	0.5	1.1	—	3.6
Operating income (loss)	(11.0)	57.2	0.4	—	46.6
Interest expense (income), net	76.1	(14.4)	2.5	—	64.2
Equity in net income of subsidiary	75.9	—	—	(75.9)	—
Income (loss) before income tax	(11.2)	71.6	(2.1)	(75.9)	(17.6)
Income tax expense (benefit)	—	(7.3)	0.9	—	(6.4)
Net income (loss)	$(11.2)	$78.9	$(3.0)	$(75.9)	$(11.2)

	Thirty-Nine Weeks Ended June 27, 2009
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$559.3	$1,679.3	$153.9	$—	$2,392.5
Cost of goods sold	509.4	1346.4	130.2	—	1,986.0
Gross profit	49.9	332.9	23.7	—	406.5
Selling, general, and administrative expense	60.0	173.2	15.9	—	249.1
Restructuring and impairment charges	3.5	0.1	5.2	—	8.8
Other operating expenses	3.3	13.7	0.4	—	17.4
Operating income (loss)	(16.9)	145.9	2.2	—	131.2
Other expenses (income)	(31.2)	6.5	—	—	(24.7)
Interest expense (income), net	231.8	(42.2)	9.0	—	198.6
Equity in net income of subsidiary	188.6	—	—	(188.6)	—
Gain (loss) from continuing operations before income taxes	(28.9)	181.6	(6.8)	(188.6)	(42.7)
Income tax expense (benefit)	2.4	(17.6)	3.8	—	(11.4)
Income (loss) from continuing operations	(31.3)	199.2	(10.6)	(188.6)	(31.3)
Discontinued operations, net of income taxes	(4.2)	—	—	—	(4.2)
Net income (loss)	$(35.5)	$199.2	$(10.6)	$(188.6)	$(35.5)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	233.7	99.5	6.6	$—	$339.8
Investing activities:
Purchase of property, plant, and equipment	(31.3)	(109.9)	(3.0)	—	(144.2)
Proceeds from disposal of assets	—	1.9	—	—	1.9
Investment in Berry Group, Inc.	—	—	(132.0)	—	(132.0)
Acquisition of business net of cash acquired	(4.6)	—	—	—	(4.6)
Net cash flow from investing activities	(35.9)	(108.0)	(135.0)	—	(278.9)
Financing activities:
Proceeds from long-term borrowings	—	—	0.8	—	0.8
Payments on long-term borrowings	(221.0)	—	(1.1)	—	(222.1)
Debt financing costs	(0.4)	—	—	—	(0.4)
Equity contributions (distributions), net	(132.5)	—	132.0	—	(0.5)
Net cash flow from financing activities	(353.9)	—	131.7	—	(222.2)
Effect of exchange rate changes on cash	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents	(156.1)	(8.5)	3.4	—	(161.2)
Cash and cash equivalents at beginning of period	172.6	8.7	8.4	—	189.7
Cash and cash equivalents at end of period	$16.5	$0.2	$11.8	$—	$28.5

	Thirty-Nine Weeks Ended June 28, 2008
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Consolidating Statement of Operations
Net sales	$721.0	$1,642.1	$183.8	$—	$2,546.9
Cost of goods sold	665.6	1,356.5	164.5	—	2,186.6
Gross profit	55..4	285.6	19.3	—	360.3
Selling, general, and administrative expense	71.1	161.6	18.2	—	250.9
Restructuring and impairment charges	6.2	2.4	—	—	8.6
Other operating expenses	11.3	7.8	3.4	—	22.5
Operating income (loss)	(33.2)	113.8	(2.3)	—	78.3
Interest expense (income), net	228.5	(41.8)	6.2	—	192.9
Equity in net income of subsidiary	190.1	—	—	(190.1)	—
Income (loss) before income tax	(71.6)	155.6	(8.5)	(190.1)	(114.6)
Income taxes (benefit)	0.2	(45.0)	2.0	—	(42.8)
Net income (loss)	$(71.8)	$200.6	$(10.5)	$(190.1)	$(71.8)

Consolidating Statement of Cash Flows
Net cash flow from operating activities	$28.4	$20.2	$(3.3)	$—	$45.3
Investing activities:
Purchase of property, plant, and equipment	(31.3)	(92.1)	(1.8)	—	(125.2)
Proceeds from disposal of assets	—	82.3	—	—	82.3
Acquisition of business net of cash acquired	(577.1)	—	—	—	(577.1)
Net cash flow from investing activities	(608.4)	(9.8)	(1.8)	—	(620.0)
Financing activities:
Proceeds from long-term borrowings	1,191.0	—	—	—	1,191.0
Payments on long-term borrowings	(588.0)	—	(0.6)	—	(588.6)
Sale of interest rate hedge	2.4	—	—	—	2.4
Debt financing costs	(25.3)	—	—	—	(25.3)
Net cash flow from financing activities	580.1	—	(0.6)	—	579.5
Effect of exchange rate changes on cash	—	—	(0.3)	—	(0.3)
Net increase (decrease) in cash and cash equivalents	0.1	10.4	(6.0)	—	4.5
Cash and cash equivalents at beginning of period	0.9	7.7	6.0	—	14.6
Cash and cash equivalents at end of period	$1.0	$18.1	$—	$—	$19.1

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

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. SFAS 165 is effective for interim and annual periods ending after June 15, 2009, and is required to be applied prospectively.  Except for the disclosure requirements, the adoption of SFAS 165 had no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position 107-1, “Disclosures About Fair Value of Financial Instruments” (FSP 107-1).   FSP 107-1 requires disclosures about fair value of all financial instruments for interim reporting periods. The applicable disclosures are included in Note 7 and 9. The implementation of this FSP was not material to our consolidated financial position or results of operations.

17. Subsequent Events

In July 2009, BP Parallel LLC purchased $5.8 million of 10 ¼% Senior Subordinated Notes for $4.2 million in cash, plus accrued interest and invested $26.6 million to purchase assignments of $106.3 million principal of Senior Unsecured Term Loan.  The Company funded the purchases with cash on hand.

In July 2009, BP Parallel LLC agreed to invest $11.9 million to purchase assignments of $20.3 million principal of Senior Unsecured Term Loan.  The Company expects to close in the fourth quarter of fiscal 2009.

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

Recent Developments

The Company has been able to estimate expected benefits on earnings from the acquired entities at the commencement of each transaction, however once the execution of the plan and integration occur, we are unable to accurately estimate or track what the ultimate effect on future earnings have been due to systems integrations and movement of activities to multiple facilities.

Acquisition of Assets of Erie County Plastics Corporation
In November 2008, the Company was the successful bidder to acquire certain assets of Erie County Plastics Corporation, a custom injection molder of plastics packaging and components for $4.6 million.  Erie Plastics previously filed for bankruptcy protection on September 29, 2008.  Synergies identified from the Erie acquisition were $4.0 million.

Sale of Capsol Berry Plastics S.p.a.
In March 2009, the Company sold Capsol Berry Plastics S.p.a.  This business generated annual net sales of approximately $17.0 million and was included in our Rigid Closed Top segment.

Joint Plan of Reorganization of Pliant Corporation.
On July 9, 2009, Apollo Management VI, L.P. and certain of its affiliates filed with the U.S. Bankruptcy Court for the District of Delaware a Joint Plan of Reorganization (the “Apollo Proposal”) providing for the reorganization of the plastics film and flexible packaging producer Pliant Corporation (“Pliant”). Pursuant to the Apollo Proposal, Apollo Management VI, L.P. or its affiliates would contribute up to $193 million to Pliant in exchange for up to 75% of Pliant’s common equity on a fully-diluted basis. In addition, pursuant to the Apollo Proposal Berry would contribute its stretch films business to Pliant and enter into an intercompany services agreement with Pliant pursuant to which Berry and Pliant would provide to each other certain contract manufacturing and other services for a period of five years (subject to early termination or extension). In exchange for entering into the intercompany services agreement and contributing its stretch films business to Pliant, Berry would receive 20% of Pliant’s common equity and a right to receive, subject to satisfaction of certain performance-based thresholds, an additional 5% of Pliant’s common equity, in each case on a fully-diluted basis.  The stretch films business represents less than

5% of Berry’s Net sales for the 52 week period ended, June 27, 2009 and approximately 2% of Berry’s total assets as of June 27, 2009.  The net effect of the intercompany services agreement and the contribution of the stretch films business are expected to have an immaterial impact on Berry’s Adjusted EBITDA.  Pliant’s Official Committee of Unsecured Creditors has indicated its support for the Apollo Proposal; however, it has no contractual obligation to support the Apollo Proposal, and no assurance can be made that it will continue to do so.

On July 31, 2009, Pliant and the Ad Hoc Committee representing Pliant’s First Lien Noteholders (the “Ad Hoc Committee”), each of which had previously objected to the Apollo Proposal, agreed preliminarily to support the Apollo Proposal and withdraw their objections.  There can be no assurance that a final agreement to support the Apollo Proposal will be reached and thus that Pliant and the Ad Hoc Committee will not reassert their objections.

The U.S. Bankruptcy Court has scheduled a hearing for August 20, 2009 at which the disclosure statement relating to the Apollo Proposal is tentatively scheduled to be approved for submission to Pliant claimholders to vote on the Apollo Proposal.  There is no guarantee that the disclosure statement will be approved on that date or at all, that claimholders will vote to accept the Apollo Proposal, or that the Court will enter a confirmation order on the terms currently anticipated.  Further, even if the Apollo Proposal is ultimately approved, the consummation of the transaction will be subject to several conditions precedent set forth in the Court’s confirmation order and the plan of reorganization.  As such, there can be no assurance as to whether or when a reorganization of Pliant will be completed and, if completed, the ultimate terms of such reorganization.

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

Raw Material Trends. Our primary raw material is plastic resin and it accounts for approximately 45% of our total cost of sales.  Polypropylene and polyethylene account for more than 80% of our plastic resin purchases based on the pounds purchased.  The average industry prices, as published in industry sources, per pound were as follows:

	Polyethylene Butene Film			Polypropylene
	2009	2008	2007	2009	2008	2007
1st quarter	$.67	$.82	$.64	$.56	$.85	$.71
2nd quarter	.59	.84	.63	.46	.80	.71
3rd quarter	.64	.91	.69	.53	.89	.77
4th quarter	.66	1.00	.75	.62	.99	.79

Plastic resins are subject to price fluctuations, including those arising from supply shortages and changes in the prices of natural gas, crude oil and other petrochemical intermediates from which resins are produced.

Outlook. The Company is impacted by general economic and industrial growth, housing starts, automotive builds, plastic resin availability and affordability, and general industrial production. Our business has both geographic and end market diversity which reduces the impact of any one of these factors on our overall performance. We are impacted by our ability to maintain selling price increases, raw material pricing and volume growth of our customers.  We expect continued strength in our thermoforming product lines, which would have a positive impact on volumes in our Rigid Open Top segment.  We continually focus on improving our overall profitability by implementing cost reduction programs for our manufacturing, selling, general and administrative expenses on an annual basis.  We have continued this in 2009 to help counteract some of the volume declines we have seen in the marketplace.  We anticipate continued softness in U.S. housing starts in 2009 that will impact our volume in both our Tapes/Coatings and Flexible Films segments.  We also anticipate continued softness in 2009 in North American automotive build rates will continue to exert downward volume pressure on certain product lines that are included in our Tapes/Coatings segment.

Results of Operations

Comparison of the 13 Weeks Ended June 27, 2009 (the “Quarter”) and the 13 Weeks Ended June 28, 2008 (the “Prior Quarter”)

Net Sales.  Net sales decreased by 18% to $769.7 million for the Quarter from $939.9 million for the Prior Quarter.  This $170.2 million decrease includes a base volume decline of 7% and net selling price decreases of 11%.  The following discussion in this section provides a comparison of net sales by business segment.

	Thirteen Weeks Ended
	June 27, 2009	June 28, 2008
Net sales:
Rigid Open Top	$265.3	$284.6
Rigid Closed Top	203.7	247.5
Flexible Films	199.8	278.0
Tapes/Coatings	100.9	129.8
Total net sales	$769.7	$939.9

Net sales in the Rigid Open Top segment decreased from $284.6 million in the Prior Quarter to $265.3 million in the Quarter as a result of net selling price decreases of 14% offset by base volume growth of 7%.  The base volume growth is primarily attributed to increased sales in various container product lines, thermoformed drink cups and houseware product lines partially offset by reduced volumes in our injection drink cup product line.  Net sales in the Rigid Closed Top business decreased from $247.5 million in the Prior Quarter to $203.7 million in the Quarter as a result of base volume decline of 6% and net selling price decreases of 12%. The base volume decline is attributed to decreased sales in our overcaps and tubes product lines primarily as a result of contracting end use markets along with decreased sales in our closures product line primarily attributed to the sale of Capsol Berry Plastics S.p.a.  The Flexible Films business net sales decreased from $278.0 million in the Prior Quarter to $199.8 million in the Quarter as a result of base volume decline of 14% and net selling price decreases of 14%.  The base volume decline is primarily attributed to the slowness in the housing sector.  Net sales in the Tapes/Coatings business decreased from $129.8 million in the Prior Quarter to $100.9 million in the Quarter primarily as a result of base volume decline of 22% primarily attributed to softness in the new home construction, corrosion protection and automotive markets.

Gross Profit.  Gross profit increased by $18.0 million to $157.1 million (20% of net sales) for the Quarter from $139.1 million (15% of net sales) for the Prior Quarter.  This increase is primarily attributed to a timing lag of passing through raw material costs to our customers in our Rigid Open Top and Rigid Closed Top segments, realization of synergies and cost reduction efforts partially offset by lower volumes.

Operating Expenses.  Selling, general and administrative expenses decreased by $0.6 million to $84.9 million for the Quarter from $85.5 million for the Prior Quarter primarily as a result of cost reduction efforts and realization of synergies partially offset by increased accrued bonus expense.  Restructuring and impairment charges increased to $8.0 million in the Quarter compared to $3.4 million in the Prior Quarter as a result of $7.8 million of non-cash fixed asset impairment charges in the Quarter associated with plant consolidations within the Flexible Films and Rigid Open Top segments.  Other expenses increased from $3.6 million in the Prior Quarter to $6.9 million for the Quarter primarily as a result of costs associated with cost reduction efforts.

Operating Income. Operating income increased $10.7 million from $46.6 million in the Prior Quarter to $57.3 million in the Quarter.  The following discussion in this section provides a comparison of operating income by business segment.

	Thirteen Weeks Ended
	June 27, 2009	June 28, 2008
Operating income (loss):
Rigid Open Top	$30.3	$26.3
Rigid Closed Top	18.1	20.7
Flexible Films	7.0	(2.7)
Tapes/Coatings	1.9	2.3
Total operating income	$57.3	$46.6

Operating income for the Rigid Open Top business increased from $26.3 million for the Prior Quarter to $30.3 million in the Quarter.  The increase of $4.0 million is attributable to base volume growth and a timing lag of passing through a reduction in raw material costs to our customers.  Operating income for the Rigid Closed Top business decreased from $20.7 million for the Prior Quarter to $18.1 million in the Quarter.  The decrease of $2.6 million is primarily attributable to base volume decline.  Operating income for the Flexible Film business increased from an operating loss of $2.7 million for the Prior Quarter to operating income of $7.0 million in the Quarter.  The increase of $9.7 million is primarily attributable to improved operating performance and decreased raw material costs.  Operating income for the Tapes/Coatings business decreased from an operating income of $2.3 million for the Prior Quarter to $1.9 million in the Quarter.  The decrease of $0.4 million is primarily attributable to base volume decline.

Other Income. Other income recorded in the Quarter is attributed to a $7.4 million gain related to the repurchase of the 10 ¼% Senior Subordinated Notes and a gain attributed to the fair value adjustment for our interest rate swaps.

Interest Expense, Net.  Net interest expense decreased $4.0 million to $60.2 million for the Quarter from $64.2 million in the Prior Quarter primarily attributed to a decline in borrowing costs of our variable rate debt instruments partially offset by amortization of previously recorded unrealized loss in Accumulated other comprehensive loss attributed to our interest rate swaps.

Income Tax Expense (Benefit).  For the Quarter, we recorded an income tax expense on continued operations of $5.7 million as compared to an income tax benefit of $6.4 million in the Prior Quarter primarily attributed to improved operating results.  The effective tax rate is less then the statutory rate due to the loss and relative impact of permanent items and establishment of valuation allowance for certain foreign operating losses where the benefits are not expected to be realized.

Net Income (Loss).  Net income was $1.3 million for the Quarter compared to a net loss of $11.2 million for the Prior Quarter for the reasons discussed above.

39 Weeks Ended June 27, 2009 (“YTD”) Compared to the 39 Weeks Ended June 28, 2008 (“Prior YTD”)

Net Sales.  Net sales decreased by 6% to $2,392.5 million for the YTD from $2,546.9 million for the Prior YTD.  This $154.4 million decrease includes base volume decline of 7% and net selling price decreases of 2% offset by acquisition volume growth of 3%.  The following discussion in this section provides a comparison of net sales by business segment.

	Thirty-Nine Weeks Ended
	June 27, 2009	June 28, 2008
Net sales:
Rigid Open Top	$792.5	$755.7
Rigid Closed Top	644.5	607.1
Flexible Films	636.9	806.2
Tapes/Coatings	318.6	377.9
Total net sales	$2,392.5	$2,546.9

Net sales in the Rigid Open Top business increased from $755.7 million in the Prior YTD to $792.5 million in the YTD as a result of base volume growth of 5%.  The base volume growth is primarily attributed to growth in our thermoformed drink cups.  Net sales in the Rigid Closed Top business increased from $607.1 million in the Prior YTD to $644.5 million in the YTD as a result of acquisition volume growth attributed to Captive, MAC and Erie Plastics of 16% partially offset by a base volume decline of 5% and net selling price decreases of 5%.  The base volume decline is attributed to decreased sales in our overcaps and tubes product lines primarily as a result of contracting end use markets along with decreased sales in our closures product line primarily attributed to the sale of Capsol Berry Plastics S.p.a.    The Flexible Films business net sales decreased from $806.2 million in the Prior YTD to $636.9 million in the YTD as a result of base volume decline of 15% and net selling price decreases of 6%.  The base volume decline is primarily attributed to the slowness in the housing sector.  Net sales in the Tapes/Coatings business decreased from $377.9 million in the Prior YTD to $318.6 million in the YTD primarily as a result of base volume decline of 18% partially offset by net selling price increases of 2%. The base volume decline is primarily attributed to softness in the new home construction, corrosion protection and automotive markets.

Gross Profit.  Gross profit increased by $46.2 million to $406.5 million (17% of net sales) for the YTD from $360.3 million (14% of net sales) for the Prior YTD.  This increase is primarily attributed to a timing lag of passing through raw material costs to our customers in our Rigid Open Top and Rigid Closed Top segments, realization of synergies and cost reduction efforts partially offset by lower volumes.

Operating Expenses.  Selling, general and administrative expenses decreased by $1.8 million to $249.1 million for the YTD from $250.9 million for the Prior YTD primarily as a result of cost reduction efforts and realization of synergies partially offset by increased accrued bonus expense.  Restructuring and impairment charges increased to $8.8 million in the YTD compared to $8.6 million in the Prior YTD as a result of a $7.8 million of non-cash fixed asset impairment charges in the associated with the plant consolidations within the Flexible Films and Rigid Open Top segments.  Other expenses decreased from $22.5 million in the Prior YTD to $17.4 million for the YTD primarily as a result of a decrease in business optimization expenses.

Operating Income. Operating income increased $52.9 million from $78.3 million in the Prior YTD to $131.2 million in the YTD.  The following discussion in this section provides a comparison of operating income by business segment.

	Thirty-Nine Weeks Ended
	June 27, 2009	June 28, 2008
Operating income (loss):
Rigid Open Top	$85.6	$51.8
Rigid Closed Top	42.4	35.9
Flexible Films	2.6	(11.5)
Tapes/Coatings	0.6	2.1
Total operating income	$131.2	$78.3

Operating income for the Rigid Open Top business increased from $51.8 million for the Prior YTD to $85.6 million in the YTD.  The increase of $33.8 million is primarily attributable to base volume growth and a timing lag of passing through changes in raw material costs to our customers.  Operating income for the Rigid Closed Top business increased from $35.9 million for the Prior YTD to $42.4 million in the YTD.  The increase of $6.5 million is primarily attributable to acquisition of Captive and Erie Plastics.  Operating income for the Flexible Film business increased from an operating loss of $11.5 million for the Prior YTD to operating income of $2.6 million in the YTD primarily due to decreased business optimization expense.  Operating income for the Tapes/Coatings business decreased from $2.1 million for the Prior YTD to $0.6 million in the YTD.  The decrease of $1.5 million is primarily attributable to base volume decline.

Other Income.  Other income recorded YTD primarily consists of $23.6 million of gains related to the repurchase of the 10 ¼% Senior Subordinated Notes and gains attributed to the fair value adjustment of our interest rate swaps.

Interest Expense, Net.  Net interest expense increased $5.7 million to $198.6 million for the YTD from $192.9 million primarily as a result of increased borrowings to finance the Captive acquisition and amortization of previously recorded unrealized loss in Accumulated other comprehensive loss attributed to our interest rate swaps in the Prior YTD partially offset by a decline in borrowing costs of our variable rate debt.

Income Tax Benefit.  For the YTD, we recorded an income tax benefit of $11.4 million or an effective tax rate of 26.7%, which is a change of $31.4 million from the income tax benefit of $42.8 million or an effective tax rate of 37.3% in the Prior YTD.  The effective tax rate is less than the statutory rate primarily attributed to the loss and relative impact to permanent items and establishment of valuation allowance for certain foreign operating losses where the benefits are not expected to be realized.

Discontinued Operations, Net of Income Taxes.  The Company recorded a loss of $4.2 million, net of income taxes of $2.2 million, as a result of the sale of Capsol Berry Plastics S.p.a.  The results of operation of Capsol Berry Plastics S.p.a are not material.

Net Loss.  Net loss was $35.5 million for the YTD compared to a net loss of $71.8 million for the Prior YTD for the reasons discussed above.

Liquidity and Capital Resources

Senior Secured Credit Facility
The Company’s senior secured credit facilities consist of $1,200.0 million term loan and $381.7 million asset based revolving line of credit, net of defaulting lenders.  The availability under the revolving line of credit is the lesser of $400.0 million or based on a defined borrowing base which is calculated based on available accounts receivable and inventory.  The term loan matures on April 3, 2015 and the revolving line of credit matures on April 3, 2013.  The LIBOR rate on the term loan and the line of credit were 0.30% and 0.31% at June 27, 2009, respectively, determined by reference to the costs of funds for eurodollar deposits in dollars in the LIBOR for the interest period relevant to such borrowing plus the applicable margin.  The applicable margin for LIBOR rate borrowings under the revolving credit facility ranges from 1.00% to 1.75% and for the term loan is 2.00%.  The line of credit is also subject to an unused commitment fee for unused borrowings ranging from 0.25% to 0.35% per annum and a letter of credit fee of 0.125% per annum for each letter of credit that is issued.  The revolving line of credit allows up to $100.0 million of letters of credit to be issued instead of borrowings under the revolving line of credit.  At June 27, 2009, the Company had $28.5 million of cash and $70.0 million outstanding on the revolving credit facility providing unused borrowing capacity of $279.8 million under the revolving line of credit subject to the solvency of our lenders to fund their obligations and our borrowing base calculations.  The Company was in compliance with all covenants at June 27, 2009.

Our fixed charge coverage ratio, as defined in the revolving credit facility, is calculated based on a numerator consisting of Adjusted EBITDA less pro forma adjustments, income taxes paid in cash and capital expenditures, and a denominator consisting of scheduled principal payments in respect of indebtedness for borrowed money, interest expense and certain distributions.  We are obligated to sustain a minimum fixed charge coverage ratio of 1.0 to 1.0 under the revolving credit facility at any time when the aggregate unused capacity under the revolving credit facility is less than 10% of the lesser of the revolving credit facility commitments and the borrowing base (and for 10 business days following the date upon which availability exceeds such threshold) or during the continuation of an event of default.  At June 27, 2009, the Company had unused borrowing capacity of $279.8 million under the revolving credit facility subject to a borrowing base and thus was not subject to the minimum fixed charge coverage ratio covenant.  Our fixed charge ratio as of June 27, 2009 was 1.0 to 1.0.

Despite not having financial maintenance covenants, our debt agreements contain certain negative covenants.  The failure to comply with these negative covenants could restrict our ability to incur additional indebtedness, effect acquisitions, enter into certain significant business combinations, make distributions or redeem indebtedness.  The term loan facility contains a negative covenant first lien secured leverage ratio covenant of 4.0 to 1.0 on a pro forma basis for a proposed transaction, such as an acquisition or incurrence of additional first lien debt.  Our first lien secured leverage ratio was 3.8 to 1.0 as of June 27, 2009.

A key financial metric utilized in the calculation of the first lien leverage ratio is Adjusted EBITDA.  The following table reconciles our Adjusted EBITDA of $512.7 million for the twelve months ended June 27, 2009 to net loss.

52 Weeks ended June 27, 2009
Adjusted EBITDA	$512.7
Net interest expense	(267.4)
Depreciation and amortization	(257.6)
Income tax benefit	17.8
Business optimization expense	(23.3)
Restructuring and impairment (a)	(9.8)
Stock based compensation	(16.4)
Management fees	(6.1)
Other non-cash income	17.3
Pro forma cost reductions	(14.6)
Pro forma synergies (b)	(17.4)
Net loss	$(64.8)

Cash flow from operating activities	$304.3
Cash flow from investing activities	$(314.5)
Cash flow from financing activities	$19.3
(a)	Includes $7.8 of non-cash asset impairments.
(b)	Represents synergies related to the following: Covalence ($6.0 million), Captive ($7.8 million), MAC ($0.4million) and Erie ($3.2 million).

(c)
For comparison purposes, the following table reconciles our Adjusted EBITDA for the thirteen weeks ended June 27, 2009 and June 28, 2008.

	Thirteen Weeks Ended
	June 27, 2009	June 28, 2008
Adjusted EBITDA	$141.3	$137.7
Net interest expense	(60.2)	(64.2)
Depreciation and amortization	(63.8)	(65.3)
Income tax benefit (expense)	(5.7)	6.4
Business optimization expense	(6.9)	(1.4)
Restructuring and impairment (a)	(8.0)	(3.4)
Stock based compensation	(0.1)	(6.0)
Management fees	(1.8)	(1.8)
Other non-cash income (expense)	9.9	(0.4)
Pro forma cost reductions	(1.5)	(4.5)
Pro forma synergies	(1.9)	(8.3)
Net income (loss)	$1.3	$(11.2)
(a)   Includes $7.8 of non-cash asset impairments.

Cash flow from operating activities	$112.9	$44.8
Cash flow from investing activities	$(178.0)	$(45.8)
Cash flow from financing activities	$(43.0)	$0.6

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

At June 27, 2009, BP Parallel LLC, a non-guarantor subsidiary of the Company, had purchased $43.9 million of 10 ¼% Senior Subordinated Notes for $19.6 million in cash, plus accrued interest.  The repurchase resulted in a net gain of $23.6 million, which is in Other income in our Consolidated Statement of Operations.  The Company funded the purchases with cash on hand.

In July 2009, BP Parallel LLC purchased $5.8 million of 10 ¼% Senior Subordinated Notes for $4.2 million in cash, plus accrued interest. The Company funded the purchase with cash on hand.

Berry Group Indebtedness
On June 5, 2007, the Company’s parent, Berry Plastics Group, Inc. (“Berry Group”), entered into a $500.0 million senior unsecured term loan agreement (“Senior Unsecured Term Loan”) with a syndicate of lenders.  The Senior Unsecured Term Loan matures on June 5, 2014 and was sold at a 1% discount, which is being amortized over the life of the loan.  Interest on the agreement is payable on a quarterly basis and bears interest at the Company’s option based on (1) a fluctuating rate per annum equal to the higher of (a) the Federal Funds Rate plus 1/2 of 1% and (b) the rate of interest in effect for such day as publicly announced from time to time by Credit Suisse as its “prime rate” plus 525 basis points or (2) LIBOR (0.56% at June 27, 2009) plus 625 basis points.  The Senior Unsecured Term Loan contains a payment in kind (“PIK”) option which allows Berry Group to forgo paying cash interest and to add the PIK interest to the outstanding balance of the loan.  This expires on the five year anniversary of the loan and if elected increases the rate per annum by 75 basis points for the specific interest period.  Berry Group at its election may make the quarterly interest payments in cash, may make the payments by paying 50% of the interest in cash and 50% in PIK interest or 100% in PIK interest for the first five years.  The notes are unsecured and there are no guarantees by Berry Plastics Corporation or any of its subsidiaries and therefore this financial obligation is not recorded in the Consolidated Financial Statements of Berry Plastics Corporation.  Berry Group elected to exercise the PIK interest option during 2008 and the first, second and third quarters of 2009.

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

At June 27, 2009, BP Parallel LLC had invested $132.0 million to purchase assignments of $391.3 million principal of the Senior Unsecured Term Loan.  The balance on the Senior Unsecured Term Loan is $201.0 million, net of the BP Parallel LLC investment.

In July 2009, BP Parallel LLC invested $26.6 million to purchase assignments of $106.3 million principal of Senior Unsecured Term Loan.

In July 2009, BP Parallel LLC agreed to invest $11.9 million to purchase assignments of $20.3 million principal of Senior Unsecured Term Loan.  The Company expects to close in the fourth quarter of fiscal 2009.

Cash Flows
Net cash provided by operating activities was $339.8 million for the YTD compared to $45.3 million for the Prior YTD.  This increase of $294.5 million is primarily the result of a $224.9 million change in working capital primarily due to declining resin costs and improved operating performance primarily driven by realization of synergies and the timing lag of passing through reduction of raw material costs in our Rigid Open Top and Rigid Closed Top segments.

Net cash used for investing activities decreased from $620.0 million for the Prior YTD to $278.9 million for the YTD primarily as a result of the acquisition of Captive and disposal of assets related to a sale-leaseback transaction in the Prior YTD partially offset by increased capital spending and the investment in the Senior Unsecured Term Loan in the YTD.  Our capital expenditures are forecasted to be approximately $195 million for fiscal 2009 and will be funded from cash flows from operating activities and availability under our revolving credit facilities.

Net cash used for financing activities was $222.2 million for the YTD compared to net cash provided by financing activities of $579.5 million for the Prior YTD.  This change of $801.7 million is primarily attributed to the reduction of revolving line of credit and the borrowing of the Senior Secured Bridge Loan to fund the Captive acquisition in the Prior YTD.

Based on our current level of operations, we believe that cash flow from operations and available cash, together with available borrowings under our senior secured credit facilities, will be adequate to meet our short-term liquidity needs over the next twelve months.  We base such belief on historical experience and the funds available under the senior secured credit facility.  However, we cannot predict our future results of operations and our ability to meet our obligations involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 27, 2008.  In particular, increases in the cost of resin which we are unable to pass through to our customers on a timely basis or significant acquisitions could severely impact our liquidity.  At June 27, 2009, our cash balance was $28.5 million, and we had unused borrowing capacity of $279.8 million under our revolving line of credit, net of defaulting lenders.

Accounts Receivable and Inventory

	June 27, 2009	September 27, 2008
Net Sales (last 12 months)	$3,358.7	$3,513.1
Average Accounts Receivable	368.2	397.5
AR Turnover Rate (a)	9.1	8.8

Cost of Goods Sold (last 12 months)	$2,818.7	$3,019.3
Average Inventory	440.5	442.8
Inventory Turnover Rate (b)	6.4	6.8
(a) Accounts Receivable Turnover Rate = Revenue for the last twelve months divided by average accounts receivable.
(b) Inventory Turnover Rate = Cost of goods sold for the last twelve months divided by average ending inventory.

Critical Accounting Policies

We disclosed those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our consolidated financial position, results of operations and cash flows in the Form 10-K filed with the SEC for the fiscal year ended September 27, 2008.  Our discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results are likely to differ from these estimates, but management does not believe such differences will materially affect our financial position or results of operations, although no assurance can be given as to such affect.  The following critical accounting policies have been updated for the period ended June 27, 2009.

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

The following table presents carrying value as of our most recent evaluation for impairment of goodwill compared to Goodwill by reportable segment:

	Carrying Value as of	Goodwill as of
	June 30, 2008	June 27, 2009	September 27, 2008
Rigid Open Top	$1,433.4	$646.3	$646.3
Rigid Closed Top	1,470.6	766.4	773.9
Flexible Films	462.4	16.9	23.3
Tapes/Coatings	336.9	5.8	5.8
Total	$3,703.3	$1,435.4	$1,449.3

In accordance with our policy, we completed our most recent completed annual evaluation for impairment of goodwill as of June 30, 2008 and determined that no goodwill impairment existed. Our evaluation included management estimates of cash flow projections based on an internal strategic review. Key assumptions from this strategic review included EBITDA growth.  For purposes of this test, we held our EBITDA as a percentage of revenue at approximately 13.5% which has been consistent with our historical experience.  Growth by reporting unit varies in 2009 as the Rigid Open Top and Rigid Closed Top segments is driving the majority of the increase and the Flexible Films and Tapes/Coatings segments are expecting to have inflationary type earnings growth in 2009.  For the purposes of this test, the Company has forecasted overall growth of only 3.5% in the following three years and has further reduced this to 3.0% in the terminal year.  We assumed that the Company would maintain its capital spending of approximately $200 million to continue to increase efficiencies in production and have assumed that these efficiencies would be offset by other rising costs in selling, general and administrative expenses.  All of these assumptions were utilized to calculate our discounted cash flows for each reporting unit in order to determine that no goodwill was impaired.  Finally, we performed sensitivity analysis by changing the weighted average cost of capital by 10% which still resulted in no goodwill impairment.  We also performed a calculation of our total enterprise value utilizing comparable EBITDA multiples of our peer companies to corroborate that the fair value that was derived from discounted cash flow analysis was consistent with our market peers.   Given the uncertainty in economic trends, we cannot guarantee that when we complete our future annual or other periodic reviews for impairment of goodwill that a material impairment charge will not be recorded. Goodwill totaled $1.4 billion at June 27, 2009 with substantially all of our Goodwill relating to our Rigid Open Top and Closed Top segments.  Our annual evaluation for impairment of goodwill as of June 28, 2009 was not finalized by the date of this report.

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

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities, senior secured first priority notes and second priority senior secured notes.  Our senior secured credit facilities are comprised of (i) a $1,200.0 million term loan and (ii) a $400.0 million revolving credit facility.  At June 27, 2009, $70.0 million was outstanding on the revolving credit facility.  The net outstanding balance of the term loan at June 27, 2009 was $1,176.0 million.  Borrowings under our senior secured credit facilities bear interest, at our option, at either an alternate base rate or an adjusted LIBOR rate for a one-, two-, three- or six month interest period, or a nine- or twelve-month period, if available to all relevant lenders, in each case, plus an applicable margin.  The alternate base rate is the mean the greater of (i) Credit Suisse’s prime rate and (ii) one-half of 1.0% over the weighted average of rates on overnight Federal Funds as published by the Federal Reserve Bank of New York.  Our $680.6 million of senior secured first priority notes accrue interest at a rate per annum, reset quarterly, equal to LIBOR plus 4.75%. Our second priority senior secured notes are comprised of (i) $525.0 million fixed rate notes and (ii) $225.0 million floating rate notes.  The floating rate notes bear interest at a rate of LIBOR plus 3.875% per annum, which resets quarterly.

At June 27, 2009, the LIBOR rate of 0.30% was applicable to the term loan, 1.13% was applicable to the senior secured first priority notes and 1.32% was applicable to the second priority floating rate notes.  If the LIBOR rate increases 0.25% and 0.5%, we estimate an annual increase in our interest expense of $3.9 million and $7.8 million, respectively.

In August 2007, Berry entered into two separate interest rate swap transactions to protect $600.0 million of the outstanding variable rate term loan debt from future interest rate volatility.  The swap agreements became effective in November 2007.  The first agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed two year rate of 4.875% and expires on November 5, 2009.  The second agreement had a notional amount of $300.0 million and became effective November 5, 2007 and swaps three month variable LIBOR contracts for a fixed three year rate of 4.920% and expires on November 5, 2010.  The Company’s term loan gives them the option to elect different interest rate reset options.  On November 5, 2008, the Company began and continues to utilize 1-month LIBOR contracts for the underlying senior term loan.  The Company’s change in interest rate selection along with their continued use of this alternative rate caused the Company to lose hedge accounting.  The Company has recorded all subsequent changes in fair value from November 5, 2008 to June 27, 2009 in the income statement and is amortizing the interest rate swap balance in Accumulated other comprehensive income to Interest expense through the end of the respective swap agreement.  The Company estimates the fair value of the interest rate swap transactions identified above to be a liability of $19.2 million and $15.0 million as of June 27, 2009 and September 27, 2008, respectively.  The fair value of these interest rate swaps is subject to movements in LIBOR and may fluctuate in future periods.  A .25% change in LIBOR would not have a material impact on the fair value of the interest rate swaps.

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

Our management team is responsible for the preparation and integrity of the Consolidated Financial Statements appearing in this Form 10-Q.  Berry’s principal executive officer and principal financial officer have concluded that Berry’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by Berry in the reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed , summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to Berry’s management, including its principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure.  The Company has established disclosure controls and procedures to ensure that material information relating to the Company, including consolidated subsidiaries, is made known to members of senior management and the Board of Directors.  As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures as of June 27, 2009.  Based on the identification and the evaluation of the material weaknesses in internal control over financial reporting described below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of June 27, 2009, the Company’s disclosure controls and procedures were not effective.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in the reasonable possibility that there is more than a remote likelihood that a misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected in a timely manner. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A design deficiency exists when a control necessary to meet the control objective is missing or an existing control is not properly designed so that, even if the control operates as designed, the control objective is not always met.  In connection with Management’s assessment of the Company’s internal control over financial reporting, Management identified the following material weaknesses in the Company’s internal control over financial reporting as of June 27, 2009.

•	Ineffective review of account reconciliations to ensure that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation.

•	Ineffective review of the Company’s tax provision to ensure that deferred tax balances were properly stated.

Plans to Remediate Material Weaknesses in Internal Control over Financial Reporting

In light of the material weaknesses described above, the Company performed additional analysis and other procedures to ensure that the Consolidated Financial Statements included in this report were prepared in accordance with accounting principles generally accepted in the United States ("GAAP").  These procedures included additional testing of certain balances and accounts as of June 27, 2009 to ensure the accuracy of the annual financial statements.

Management has engaged in, and continues to engage in, substantial efforts to address the material weaknesses in the Company’s internal control over financial reporting.  The Company is in the process of implementing new account reconciliation procedures to ensure that the balances were accurate and agreed to appropriate supporting detail, calculations or other documentation.  In addition, the Company is also designing new procedures to ensure their book to tax differences are properly identified and all deferred tax balances are properly stated.

While the Company believes that these remedial actions will result in correcting the material weaknesses in its internal control over financial reporting, the exact timing of when the conditions will be corrected is dependent upon future events.

(b)	Changes in internal controls.

During 2009, the Company converted the Flexible Films segment from Old Covalence Holding financial systems to Berry’s financial systems which has resulted in cohesive disclosure controls, consistent procedures and the remediation of a previously identified material weakness.  Other internal control changes that could materially affect or are reasonably likely to materially affect the Company’s internal control over financial reporting are discussed under “Plans to Remediation of Material Weaknesses in Internal Control over Financial Reporting” in Item 9A(a) above.

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

August 10, 2009

By: /s/ James M. Kratochvil
James M. Kratochvil

Executive Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)